Form 10-K
period 2008-12-31
Apextalk Holdings Inc
filed 2009-04-23
CIK 1429684

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 333-153838

APEXTALK HOLDINGS, INC.
 (Name of small business issuer in its charter)

DELAWARE	26-1402471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

637 Howard Street San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

(888) 228 2829
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐   No  ☒

There is no established public trading market for our common stock.

As of April 22, 2009, the registrant had 8,938,710 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Apextalk Holdings, Inc. was incorporated in the State of Delaware on November 7, 2007.  Apextalk, Inc. was incorporated on June 8, 2004, under the laws of the State of California.  On November 16, 2007 we entered into a share exchange agreement with Apextalk, Inc. a California based corporation, whereby Apextalk, Inc. became a wholly owned subsidiary of Apextalk Holdings, Inc.  Apextalk Holdings, Inc. and its wholly owned subsidiary, Apextalk, Inc. is hereby referred to as we or us.  All of our operations are conducted through Apextalk, Inc.  On November 18, 2007, we issued 1,792,385 common shares to TLMS International, Inc. and 896,190 shares to Spencer Luo for in exchange for an aggregate $111,038 investment in us.

We have integrated VoIP and wireless technology to develop various market driven applications.  With our “Soft-switch”, we have developed a few unique applications with proprietary programming.  These applications have been soft launched on the US market, by introducing the product slowly into the market by approaching the friends and business associates of our officers and directors to test our services.   The following individuals were approached with the soft launch of our applications:

Carl Smith
Barry Chan
Michael Warner
Jun Wang
Wade Lai
Steven Zhou
Tony Wong
Ron Tong
Raymond Chan
Thomas Chan
CY Hwang
Felix Chen
Jim Owens
Spencer Luo
Tom Chin
Thomas Leung
Clifton Yuen
Salome Fung
Stephen Wan

The feedback has been positive, and we believe we can expand once we have new funding, and a systematic marketing and promotional plan in place. During our “soft launch,” we found great appreciation and acceptance of our products and services.

We have developed the following products and services:

●	Speed Dial
●	Global Forwarding
●	Virtual office
●	Promotional minutes – Interactive Voice Prompt Promotional System
●	Media tracker
●	Wholesale minutes

One wholesale customer GYPO Media Ltd., with its head office located in Hong Kong, generated 78% of our total sales for the year ended December 31, 2008. We entered into a one year agreement with GYPO Media Ltd. on April 1, 2008 to provide wholesale international telecommunications services for resale to GYPO Media Ltd.’s subscribers.  We invoice GYPO Media Ltd. monthly for services used by the subscribers.  We may terminate the agreement at any time with 30 days written notice.  The contract with GYPO Media Ltd. was terminated on October 31, 2008.

We entered into a one year contract with JAMS Group on February 25, 2008 pursuant to which JAMS Group provides us with the connection and termination services for our wholesale minutes.  We paid a $10,000 deposit to JAMS Group. Thereafter, JAMS Group invoices us monthly for usage generated for the last 30 days.  The contract may be cancelled by either party with 60 days notice and will automatically renew for an additional 12 months if not cancelled by either party.  The contract with JAMS Group was terminated on February 25, 2009 with an effective date of October 31, 2008.

On July 1, 2008, we entered into a one year contract with Apex Telecom, a local telephone services provider in California, to provide access network to Apextalk. Apex Telecom provides co-location space to Apextalk at a fixed monthly fee of $150 per month. In additional, Apex Telecom is also providing us with access network which includes $50 for 8 lines per month for internet access and PSTN access.

Objectives

We aim to become one of the major value-added telecom service providers by partnering with different local value-added service providers around the globe. With our integrated soft-switch platform, our local partners will have the ability to penetrate into their local market.

We have integrated VoIP and wireless technology to develop various market driven applications. With our “Soft-switch”, we have developed a few unique applications with proprietary programming.

Other than the US market, our strategy is to open up the burgeoning market place in the People’s Republic of China (“PRC”). We will attempt to establish strategic alliances in China and Hong Kong to explore business opportunities within those regions.  We will also seek opportunities to acquire an existing businesses engaged in the telecom industry in the PRC.

Products and Services

Our products and services are designed for small and medium size businesses although many individuals have also chosen to use our products and services. We generate revenue from the sale of minutes to our customers.  The following table summarizes the current services provided by us, as well as our planned services:

►	Speed Dial – 99 extensions with personal access phone number
►	Global Forwarding – 800 and or local phone number capable for forwarding to any phone numbers around the globe, travelers’ idea communication tools
►	Virtual office – small to medium size office phone system with personalize greeting and multiple extension capability
►	Promotional Minute - Interactive Voice Prompt Promotional System for business using this system to generate and keep repeated customers
►	Media Tracker – identify which media generates most of the sales
►	Wholesale Call Minutes – provide connections to VoIP resellers

Among our products and services, “Speed Dial” and “Global Forwarding” are well developed and accepted in the market, and we plan to build and improve market depth of these two services in the near future. “Wholesale Call Minutes” is currently generating revenues and we do not have any further development plan for this service. “Media Tracker,” “promotion Minute,” and “Vertical Office” are finished with their developed stage and were launched on December 1, 2008.  To date, we utilized approximately $5,000 to launch our the “Media Tracker,” “Promotional Minute,” and “Virtual Office” services to the general public.

We have aggressively recruited and trained part-time sales agents on commission basis with a goal of obtaining new customers, and increasing subscription to our services. The majority of our revenue arises from subscription fees.

“Speed Dial,” “Global Forwarding” and “Wholesale Call Minutes” have currently generated revenue.  After the launch, the “Promotional Minute” program has been sold to 6 customers and generated $2,994 during the month of December 2008. The “Media Tracker and “Virtual Office” have not generated revenue during the month of December 2008.

Currently, our primary source of business is international call termination services. International call termination has a higher profit margin than that of domestic call termination. We believe that our users will find our system easier to use to make international calls than other systems since their most frequent call numbers are stored in our system for speed dialing.  Other international long distance calling requires users to key in many digits in order to make low cost international calls.

Providing convenience to make international calls is the key element of our business plan, including our Promotional Call Minute program. Therefore, international call termination services are important for our future business development.

Termination to international is conducted through Apex Telecom, a significant shareholder of the Company, which is using Quest, Level 3 and other telecom providers.  However, we are planning to use some other international call termination services to other providers such as Chunghwa Telecom for Taiwan routes and possible other carriers for other countries.

On December 9, 2008, we entered into a one year agreement with Chunghwa Telecom for wholesale international communication services.  The agreement allows for automatic renewal of the contract on a rolling 30 day basis.  We provided Chunghwa Telecom with a $1,000 security deposit as security against any unpaid outstanding usage.

By connecting with different providers that are strong on connecting to their particular country or market, the sound quality will be more reliable and enhance our customers’ satisfaction.  For the year ended December 31, 2008, the majority of our revenue is coming from retail including international and domestic connections. Speed Dial and Global Forwarding generated $12,362 and wholesale operation generated $44,444.  However, the “Promotional Minute” concept is more likely to use domestic connection instead of international call termination services, as the sponsors are located in the domestic market.

Currently, none of our products or services is protected by patents or other intellectual property protections. However, we plan to apply for patents for our products and services, “Promotional Minute” in particular, once we obtain new funding.

 Service Description - Business Applications

●	Speed Dial

Speed Dial with multiple extensions.  The user can set all the numbers that he/she most frequently calls (up to 99 extensions).  One extension – extension 99 is assigned for dialing non-preset phone numbers.

●	Global Forwarding

The customer is assigned a dedicated personal local DID and or 800 number, customer logs online, access to our web site. Customer can route their personal number to any phone number wherever customer is out of the office and or is traveling overseas.

Customers can re-route to any phone number at anytime using a landline phone or via the Internet. This way, customers will not miss any calls originated from their home base while they are traveling.

Customers will pickup phone calls anywhere from their friends, relatives and business associates while they are traveling.

●	Virtual office

Customers with small to medium offices can use this service to route calls to anywhere when they are out of the office.

●	Promotional Minute - Interactive Voice Prompt Promotional System

This is our unique application.  Business buys bulk minutes from us, and then issue phone cards and or VIP card and give to their loyal customers for free.  Each phone card carries Apextalk’s personal and dedicated phone number. Their customer calls each one’s personal number, then “Press the number “2” to get access to long distance connection for free or up to a preset limit of usage set by the business.

Since customers get use to their own personalized number, when they think about getting services from the business, they need not to look for the business’ phone number, they will remember it. All they have to do is dial their own personal phone number and “Press the number 1”, it will route the call to the business’ main switch.

By using our system, business operators can easily get repeat customers; since the number is already built into the customers’ memory.

Businesses can update their voice prompts to promote their current marketing and sales pitches when their customers press “number 1”.

●	Media Tracker

Media Tracker is a dynamic tool, designed to help business to determine the most effective means of marketing products and services.  By providing a different phone number for each advertising media; such as TV commercials, radio spots, newspapers and even flyers; Media Tracker gives you live call-counting on each phone number.  This information can be used to monitor the effectiveness of each media, to help streamline your adverting budget more effectively.

●	Wholesale Call Minutes

We provide connectivity to VoIP operators that are looking for good connections and reasonable price to China and Taiwan.

Market Opportunity

As international trade dramatically increases and even small companies are attempting to create their global presence. The need for a user-friendly, low costs global communication program will continue to be in huge demand.

United States Market

U.S. corporations are expanding their global presence. By using our services, they will be able to increase their methods of communication with substantial discounts, and most importantly, the ease of use and convenience to make calls.

Our Virtual Office system offers small and medium size companies who are using our Virtual Office system in similar functions that the expensive PBX or Key systems can offer without buying and installing the system. In addition, customers using our Virtual Office system can use other features included in the system such as Speed Dial and Global Forwarding without additional payments.

China / Hong Kong Market

China and Hong Kong are major target markets to develop our presence. Since most of our officers and directors immigrated to U.S. from Hong Kong or mainland China in the 1980s, they have friends and business acquaintances in Hong Kong and China who are in the telecom business. We have conducted preliminary discussions with some companies and individuals in the telecom business about our business model and the possibility of establishing joint ventures. To develop our plan for establishing a joint venture, we are looking for one or several local value-added telecom operators in each city of China and Hong Kong to implement our applications to their local market places. Our goal is to collect loyalty fees from each joint venture. Due to our strong connection with the local telecom operators in China and Hong Kong, we are planning to develop a joint venture program with local VoIP operators to sell our products and services; we shall develop a strong market presence over there.

We have not signed any agreement with any overseas operators to date. The local partners and or joint venture parties will be value-added telecom providers in that particular country.  This overseas partnership is part of our international business model. It expands our coverage to other countries to offer our products and services. At the same time, we can support our US customers when they travel overseas to a country where we have local partners, and the local partners will be able to support them when they have communication problems.

We would like to offer our unique “Promotional Minute” applications to those partners which we believe it will increase their sales. When they are planning to sell our products and services, we will negotiate and collect loyalty fee when they offer these products and services.  We will setup an Apextalk soft-switch at their local data center. The partners and or joint venture parties will provide their own local DID numbers to their customers.  We intend to provide them the marketing concept and all the sales material.

With the Chinese government entering the World Trade Organization, we believe the government will gradually reduce their control over the telecom industry over time, which will substantially benefit our plan of accessing local market places and establishing joint ventures with local value-added telecom operators. To facilitate the implementation of this plan, we are re-packaging our services into more convenient, more user-friendly applications to meet the needs of the domestic markets of China and Hong Kong, Many other countries are taking a similar path by losing their control over the telecom market, which will open us to more development and expansion opportunities.

Other Markets

We plan to expand and implement our products and services to Philippines, Japan, Korea and Africa with local VoIP operators.

Regulation

In September 2001, the Chinese government entered the World Trade Organization (“WTO”).  Based on the WTO requirement, China will become a member of the Basic Telecom Agreement which provides that China has to implement the pro-competitive regulatory principles embodied in the WTO agreement. China has to use a standard as other members are using, such as cost-base pricing, interconnected rights and independent regulatory authority. The Chinese government also agreed to technology-neutral scheduling, which means foreign suppliers can use any technology they choose to provide telecommunications services. Before entering the WTO, China did not allow foreign investment in telecommunication services.  Now, China will allow 49 percent foreign ownership for value-added telecommunication services.

According to the agreement, we believe that China will phase out all geographic restrictions for paging and value-added services in 2003, mobile/cellular in 2006 and domestic wireline services in 2007.  Although written in the WTO agreement, the Chinese government appears to be reluctant to open this market as agreed and will most likely gradually reduce their control over time.

Competition

The customers in the telecom business segment where we are competing are mostly driven by price, quality and effectiveness of products and services are considered less important than price. Our Virtual Office system offers small and medium size companies similar functions than the expensive PBX or Key systems can offer without buying and installing the system. In addition, customers using our Virtual Office system can use other features included in the system such as Speed Dial and Global Forwarding without paying additional fees.

Our business model offers unique, convenient, easy to use and cost effective telecom tools that meet the needs of our customers. Speed Dial, Global Forwarding, Instant Call Log-Continuous Record Keeping, Promotional Minutes and Virtual office are some of the unique features that our system offers to customers.

Sales and Marketing

We plan to recruit sales teams in Hong Kong, China and US to introduce the Interactive Voice Prompt Promotional System and our products and services on all of the above mentioned markets.  Initial target customers are hotels, casinos, department stores. Then, we plan to market this program to smaller local telecom stores to maximize the market penetration.

Referral Program:

We plan to setup a referral program that will give our existing customers a chance to get free minutes and other incentive to refer their friends, relatives and business associates to sign up our services.

Technology

Proprietary & OEM Technologies

Apextalk switch is a stand-alone PC-based PBX developed based on asterisk and Digium network cards. Digium cards provide digital telephony interfaces supporting both E1 and T1 environments that support PRI ISDN protocol families. Through the Digium cards, the Apextalk switch is connected to the PSTN network through PRI provided by different carrier.

Currently, Apex Telecom, a significant shareholder who owns approximately 17% of our common stock, provides phone service over broadband.

We order Direct Inward Dialing (DID) numbers through Apex Telecom, which technically are virtual telephone numbers acquired through Level 3, a major telecommunication service provider.  The DID numbers will be assigned to each individual customer as their access number when they sign up for our services.

In traditional telephone services, a telephone number is always tied to an end device. For example, a telephone number always ties to a landline telephone or cellular phone. In addition, a telephone numbers always ties to the end device within a certain geographical area with an area code and country code. With the latest technology, we are able to provide Virtual Telephone Numbers to overcome the above limitation. For example, a New York company can order a San Francisco telephone number while they do not have a physical presence in San Francisco. Anyone can call this San Francisco number to reach the New York company without paying long distance services.

DID is not a regular telephone number provided by land line carriers. DID numbers need to be connected to a soft-switch before it can connect to the other landline telephone and/or wireless telephone.

Customers are calling their own access numbers, and the calls will be inbound to the Apextalk switch from the legacy PSTN network. The Apextalk switch will be dialing the pre-programming numbers and terminated to the PSTN termination partner.

We will increase the network connectivity with other carriers when our customer base increases.  We may in the future order DID numbers through Chunghwa Telecom. We do not currently have a contract with Level 3.  We do not consider ourselves to be dependent upon our contract with Apex Telecom because other services providers are readily available.

The cost break down will be:

Bandwidth Fee $50 per month
Access PRI is $350 per line per month

We are currently paying fees of $0.60 per month per DID number, which is negotiable with the carriers. The PRI or T1 costs $350 per month. We do not anticipate these fees increasing over the next 12 months.

Our “Soft-switch” is built around a flexible component-based architecture that utilizes Linus, and Asterick PBX program; it consists of a set of discrete but inter-operable modules that manage the complexity associated with secure content delivery to multiple cellular networks and protocols that integrate with multiple back-end applications/services.

The applications and services are agnostic of the underlying network infrastructure and will operate over GSM, CDMA, 3G networks concurrently and at high-performance levels.

By combining the current VoIP technology and our proprietary rendering Engine, we developed the proprietary Voice Prompt & Content Management Gateway. The Rendering Engine optimizes the content presentation across devices and networks. It enables our “Soft-switch” to integrate new content with minimal programming effort.

Voice Prompt, Content management and Systems Integration tools:  The content management and systems integration middleware engine provides a scalable and reliable method for communicating between the web server and multiple back-end systems and sources of information. The Voice Prompt will support our Promotional Minute Program.

Rendering Engine:  The Rendering Engine allows our service to be compatible with a multiple wireless devices. The advanced coding we have developed allows our services to be accessible by most wireless networks around the world and also allows us to add new technology as they are introduced to the market place.

Next Generation Soft-switch Development

Next generation development – our CTO Cheuk Wong is working with Links International to further develop the Soft-switch with a more robust hardware and software to support custom-tailored features for specific customers and larger capacity of customer base.

Network Development

As network speed, reliability and performance has been improved over the years, the performance of our network is improving, and when we open up other markets we will secure more network connectivity with various backbone network providers.

We plan to establish a Network Operation Centre (NOC) that allows interconnection and network monitoring between different operators around the globe. As the Company continues to grow, additional inbound PRI is required to provide adequate capacity and redundancy. The existing price for each PRI, provided by APEX Telecom, is $350 per month. Prices from other carriers average $500.

At the same time, the increase in customer base will require additional termination partners to provide better quality product as well as redundancy. This will result in additional deposit requirement; $10,000 is the average deposit requirement for Tier-1 carrier.

When the company begins to establish services in other country, we will be required to establish a co-location in each country. The average cost to establish a co-location averages a $10,000 non-recurring charge and $2,500 for monthly recurring charge.

Web Base Development

Customer supports through web applications are important. These services will consist of information caching, financial transaction processing and billing and smart agent technologies.

●	Web based Customer Service: Apextalk’s web site allows end users to manage their personal calling functions and features
●	End-user management modules
●	Wholesale

Employees

As of April 20, 2009, we have no non-management employees. All of our directors are working on various positions to maintain the daily operation. We intend to hire employees to handle daily operations once our operations deem it necessary.

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY

Our business office is located at 637 Howard Street, San Francisco, CA 94105.  Our telephone number is (415) 462-0901. We currently lease this office for $200 per month from Apex Telecom. Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree, we will have to find a larger space.

ITEM 3. LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

Our common stock is listed on the Over-the-Counter Bulletin Board under symbol “APEK”. There is, however, no public trading market for our common stock.

Holders

As of April 22, 2009, we had 39 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Penny Stock Considerations

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6. SELECTED FINNACIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Business Overview

We were incorporated in the State of Delaware as Apextalk, Inc. on November 7, 2007.  On November 12, 2007, we changed our name to Apextalk Holdings, Inc.  On November 16, 2007, we entered into a share exchange agreement (“Share Exchange Agreement”) with ApexTalk, Inc., a California corporation.  Pursuant to the Share Exchange Agreement, we acquired all of the issued and outstanding securities of ApexTalk, Inc. from the ApexTalk, Inc. shareholders in exchange for 3,600,000 of our shares of common stock, and ApexTalk, Inc. became our wholly owned subsidiary.  Currently, all of our operations are conducted through our subsidiary ApexTalk, Inc.  On November 18, 2007, we issued 1,792,385 common shares to TLMS International, Inc. and 896,190 shares to Spencer Luo in exchange for an aggregate $111,038 investment in the Company.

We have integrated VoIP and wireless technology to develop various market driven applications. With its “Soft-switch”, ApexTalk has developed a few unique applications with proprietary programming. To date, these applications have only been soft launched into the market by approaching our friends and business associates to test our services as opposed to heavily promoting our services to the public market.

ApexTalk has developed the following products and services:

Speed Dial – 99 extensions with personal access number
Global Forwarding – 800 number or local phone number capable for forwarding to any phone numbers around the globe, travelers’ ideal communication tools
Virtual Office – small to medium size office phone system with personalize greeting and multiple extension capability
Promotional Minute – interactive voice prompt system for business using this system to generate and keep repeated customers
Media tracker – identify which media generates most of the sales
Wholesale Call Minutes – provide connection to VoIP resellers

We are a value added telecom service provider, and we intend to partner with different local value-added service providers around the globe.  Other than the US market, our strategy is to open up the burgeoning market place in the People’s Republic of China (“PRC”). We will attempt to establish strategic alliances in China, Hong Kong and Philippines to explore the business opportunities there. We will seek opportunities to acquire an existing businesses engaged in the telecom industry in the PRC.  We have not entered into any contracts or strategic alliances to date.

Business Plan

We plan on taking the following steps to implement our business plan in the next 12 months.

1.
During the next 12 months, we believe we can begin to improve the performance of our existing soft-switch and implement our marketing strategy.  We have improved the performance of our soft-switch and has added another soft-switch for back-up purpose.

2.
All functions will be coordinated and managed by the founders of the Company, including marketing, finance and operations. In the next 12 months, we intend to hire 1 full time marketing person, 1 full time programmer and 3 part-time employees for customer service to coordinate marketing efforts, technical support and customer services. The time commitment of the positions will depend upon the aggressiveness of our marketing and the availability of funding,, but we believe it will require a minimum of $4,000 to $6,000 per month to hire the personnel needed to assist with our new business activity.

3.
We intend to launch our products and services to our targeted marketing to drive subscribers to sign up with our services. We intend to support these marketing efforts through a referral program, online advertising, out-door sales teams going after telecom retail outlets and also start developing the alliance and the joint venture program with overseas value-added telecom operators. We expect the total cost of the marketing program to range from $15,000 to $30,000.  During this preliminary launch period, we also expect to invest between $5,000 and $10,000 in accounting software.

4.
Within the first 90 days

Launch the referral and online marketing campaign, wholesale program; we expect to generate net 4.5 new customers per day and  believe we shall generate and maintain approximate 400 new subscribers after the end of first 90 days.

Within 180 days

Aggressively promote our referral program; we expect to generate net 4.5 new customers per day and believe we shall signup and maintain approximate 800 subscribers by the end of the 180 days.

Within 270 days

Go after hotels, department stores, national chain stores to promote our “Promotional Minute” services. We expect to generate net 4.5 new customers per day and believe that we shall sign up and maintain approximate 1,200 subscribers by the end of the 270 days.

Within 1 year

If the business grows as planned, we will consider opening an east coast office to better support customers in that region. We expect larger increase of our growth rate in the last quarter, and expect to generate 9.5 net customers per day. So in the last quarter, we expect to generate a total of 807 new customers and believe that we shall sign up and maintain approximately 2,000 subscribers by the end of one year.

In summary, our goal is to sign-up approximately 2,000 subscribers, and be able to generate approximately $310,000 revenue from our new and existing customers within 360 days.  The projections are based on our estimates only, and the result is not yet realized.  We are only using this as our guideline to set milestones on our progress.

The increase in customers in the last quarter is based on the assumption that our sales persons have accumulated 9 months experiencing of selling our products and services; and therefore, the result of our sales should be increased. We have estimated double our signup rate to 9.5 customers per day.

We currently generate revenues from three types of services that we are offering-- “Speed Dial,” “Global Forwarding” and “Wholesale Call Minute”. No other source of revenues are generated from our other products and services.  For the year ended December 31, 2008, we have generated $56,806 in revenue.  For the year ended December 31, 2008, we incurred a net loss of $147,057.

Limited Operating History

Although we have three full years of operation and financial information, we have generated a small amount of revenue.  Accordingly, we have not previously demonstrated that we will be able to make profit and expand our business through increased marketing. We cannot guarantee that the expansion efforts described in this prospectus will be successful.  Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model.

Future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding our operations.  Equity financing will result in a dilution to existing shareholders.

Results of Operation for the Year ended December 31, 2008 and 2007

The following table presents certain consolidated statement of operations information for the year ended December 31, 2008 and 2007. The discussion following the table is based on these results.

	For the year ended	For the year ended
	December 31, 2008	December 31, 2007

Revenue	$56,806	$6,125
Cost of services	58,016	7,357
Gross profit	(1,210)	(1,232)
Operating Expenses:
Payroll expenses	17,820	3,600
Rent and utilities	5,340	5,340
General and administrative	48,455	1,966
Legal and professional fees	66,686	13,749
Total Operating Expenses	(138,301)	24,655
Loss from Operations before Income Taxes	(139,511)	(25,887)
Provision for Income Tax	(7,546)	(800)
Net Loss	$(147,057)	$(26,687)

Loss per Share – Basic and Diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding during the period - Basic and Diluted	8,682,291	4,420,520

For the year ended December 31, 2008 and 2007, we have generated $56,806 and $6,125 in revenue. At this moment, we generate revenue by signing up new customers through our referral program. Also, our directors are selling our services to their business associates, friends and relatives.  Once we have more funding, we will engage in online advertising, and hire salespersons to sell our Promotional Minute, Media Tracker and Virtual Office services.  A total of $44,444 of our revenue for the year ended December 31, 2008 has been generated by our material customer, namely through our wholesale minute customer GYPO.  We anticipate a more aggressive marketing plan will help us meet our projections as mentioned above.

Expenses for the same period totaled $138,301 and $24,655, resulting in a loss of $147,057 and $26,687. Other than some traveling expenses, the majority of the expenses are general and administrative expenses, and professional fees for filing with the SEC including accounting fees, auditor fees and legal expenses. The expenses have increased as the work loads are more intensive. We do not see any material changes on our expenses in the near future.  In addition, our results show a trend for an increase in revenue and expenses as we continue to implement our business plan.

Revenue

Up to December 31, 2008, Speed Dial and Global Forwarding have generated $12,362, and Wholesale Minute has generated $44,444. This amount of wholesale income was generated by our material customer GYPO.

The total revenue generated up to December 31, 2008 was $56,806.

Expenses

The components of our expenses for the year ended December 31, 2008 and 2007 are as follows:

	2008	2007	Increase <Decrease>
1.Cost of Services	$58,016	$7,357	$50,659
2.Total Operating Expenses	$138,301	$24,655	$113,646
i.General and Administrative	$48,455	$1,966	$46,489
ii. Legal and Professional Services	$66,686	$13,749	$52,937
iii. Other expenses(payroll, rent & Utilities)	$23,160	$8,940	$14,220

Total expenses were	$196,317	$32,012	$164,305

Cost of Services

Expense includes amounts related to the purchase of wholesale minutes and communication usage fees.  Cost of services increased during the period ended December 31, 2008 due to the purchase of wholesale minutes available for sale.

General and Administrative Expenses

Expense amounts include depreciation, licenses, payroll taxes, advertising, consulting fees, and other general and administrative expenses. General and administrative expenses increased due to an increase in travel associated with implementing the business plan and outside services related to software development.

This expense also increased because we started to have more customers paying credit card in paypal.

Paypal charges 3% for the merchant fees and also a monthly charge for $30.  As the business moves forward, the Company will incur more office expenses for daily operation.

Other Expenses

These amounts include payroll, rent, and in kind contribution of services.  Operating expenses increased during the period ended December 31, 2008 due to an increase in the efforts associated with the implementation of the business plan.

Legal and Professional Services

Expense includes amounts related to the legal and accounting services provided to the Company in conjunction with filing appropriate forms with the SEC.  These expenses increased in the year ended December 31, 2008 due to the SEC approval process started in early 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had $49,430 in cash. We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan.

We believe we will require additional outside capital of $110,000 to fully implement our business model. Should we pursue additional capital investment, we expect such financing to take the form of a private placement of equity or debt. We intend to seek advice from investment professionals on how to obtain additional capital.

The additional capital will be used to expand our existing network in order to better serve our market penetration. Specifically, the proceeds will be allocated as follows;

Hardware: $30,000
Software: $15,000
Network Implementation: $15,000
Marketing: $40,000
Reserve: $10,000

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $147,057, a working capital deficiency of $19,707, used $119,048 in cash flows from operations during 2008, and has an accumulated deficit of $204,684 at December 31, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)).  FAS 141(R) is a revision of FAS 141 and requires that costs incurred to effect the acquisition (i.e., acquisition-related costs) be recognized separately from the acquisition.  In addition, in accordance with FAS 141, restructuring costs that the acquirer expected but was not obligated to incur, which included changes to benefit plans, were recognized as if they were a liability assumed at the acquisition date.  FAS 141(R) requires the acquirer to recognize those costs separately from the business combination.  We are currently evaluating the impact that FAS 141(R) has on our accounting for acquisitions prior to the effective date of the first fiscal year beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements, together with the report of our independent auditors, are as follows:

APEXTALK HOLDINGS, INC. AND SUBSIDIARY

CONTENTS

PAGE	F1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE	F3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE	F4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE	F5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGES	F6 - F12	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Apextalk Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Apextalk Holdings, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Apextalk Holdings, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has a net loss of $147,057, a working capital deficiency of $19,707, a negative cash flow from operations of $119,048 and has an accumulated deficit of $204,684 at December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 22, 2009

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$49,430	$139,045
Accounts receivables, net	9,201	1,062
Other receivables, net	1,871	0
Inventories, net	1,840	1,840
Deposit	11,000	0
Total Current Assets	73,342	141,947
Property and equipment, net	54,252	4,359
Patent net	8,969	-
Total Assets	$136,563	$146,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$40,266	$19,149
Accrued expenses	40,747	23,645
Unearned Revenue	11,036	10,299
Shareholder's loan	1,000	2,840
Total Liabilities	93,049	55,933
Stockholders' Equity
Common Stock, authorized 1,000,000,000 shares,
par value $0.001, 8,688,575 shares and 8,644,825 shares issued and outstanding on December 31, 2008 and 2007, respectively	8,689	8,645
Additional Paid in Capital	239,509	224,893
Subscriptions Receivable	0	(85,538)
Accumulated Deficiency	(204,684)	(57,627)
Total Stockholders' Equity	43,514	90,373
Total Liabilities and Stockholders' Equity	$136,563	$146,306

See accompanying notes to consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIADTED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the year ended	For the year ended
	December 31, 2008	December 31, 2007

Revenue	$56,806	$6,125
Cost of services	58,016	7,357
Gross profit	(1,210)	(1,232)
Operating Expenses:
Payroll expenses	17,820	3,600
Rent and utilities	5,340	5,340
General and administrative	48,455	1,966
Legal and professional fees	66,686	13,749
Total Operating Expenses	(138,301)	24,655
Loss from Operations before Income Taxes	(139,511)	(25,887)
Provision for Income Tax	(7,546)	(800)
Net Loss	$(147,057)	$(26,687)

Loss per Share – Basic and Diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding during the period - Basic and Diluted	8,682,291	4,420,520

See accompanying notes to consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIADTED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Paid in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficiency)

Balance, December 31, 2006	4,000,000	$4,000	$1,000	-	$(30,940)	$(25,940)

Common Stock issued to founders, Apex Talk Holdings, Inc.	900,000	900	100	-	-	1,000

Common Stock returned to Apex Talk, Inc. by shareholders	(400,000)	(400)	400	-	-	-

Common Stock issued for stock subscription receivable	2,688,575	2,689	108,349	(81,038)	-	30,000

Common Stock issued for cash in private placement	1,456,250	1,456	115,044	(4,500)	-	112,000

Net Loss	-	-	-	-	(26,687)	(26,687)
Balance, December 31, 2007	8,644,825	8,645	224,893	(85,538)	(57,627)	90,373

Amount received against the subscription receivable	-	-	-	85,538	-	85,538

Common stock issued for cash	43,750	44	3,456	-	-	3,500

In kind contribution for services	-	-	11,160	-	-	11,160

Net Loss	-	-	-	-	(147,057)	(147,057)
Balance, December 31, 2008	8,688,575	$8,689	$239,509	$-	$(204,684)	$43,514

See accompanying notes to consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIADTED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	For the Year ended	For the Year ended
	December 31, 2008	December 31, 2007
Cash Flows from Operating Activities
Net Loss	$(147,057)	$(26,687)
Adjustments to reconcile net income to net cash provided by used in operating activities:
Depreciation	7,872	1,870
Provision for doubtful accounts	2,084	391
In kind contribution of services	11,160	-
Changes in operating assets and liabilities:
(Increase) / decrease in:
Accounts receivable	(10,223)	715
Other receivable	(1,871)	-
Inventory	-	(1,840)
Unearned Revenue	737	6,782
Deposits	(11,000)
Patents	(8,969)	-
Accounts payable	21,117	6,993
Accrued expenses	17,102	3,617
Net Cash Used In Operating activities	(119,048)	(8,159)

Net Cash flows from Investing activities
Equipment: Software	(57,765)	-
Net Cash Used In Investing activities	(57,765)	-

Net Cash Flows from Financing Activities
Proceeds from issuance of common stock	89,038	143,000
Proceeds from stockholder loan	-	1,840
Repayment of shareholder loan	(1,840)	-
Net Cash Provided by Financing Activities	87,198	144,840

Net Increase/ (Decrease) in Cash	(89,615)	136,681

Cash, Beginning of Period	139,045	2,364
Cash, End of Period	$49,430	$139,045

Supplemental disclosure of cash flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$2,671	$800

See accompanying notes to consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Apextalk, Inc. was incorporated on November 7, 2007 under the laws of the state of Delaware.  On November 12, 2007, Apextalk, Inc. changed their name to Apextalk Holdings, Inc.  The Company, located in San Francisco, California, is a holding company whose subsidiary provides various telecom services.

Apextalk Inc. was incorporated on June 8, 2004 under the laws of the state of California.  The Company has integrated VoIP and wireless technology to develop various market driven applications.

Apextalk Holdings, Inc. completed the acquisition of Apextalk Inc. on November 16, 2007 where Apextalk Holdings, Inc. purchased all of the outstanding shares of Apextalk Inc.  The transaction was accounted for as a combination of entities under common control and accordingly, recorded the merger at historical cost.  Accordingly, all shares and per share amounts have been retroactively restated.

Apextalk Holdings, Inc. and its wholly owned subsidiary Apextalk Inc. are hereafter referred to as (the “Company”).

NOTE  2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The Company prepares its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.

Basis Presentation

Certain balances in the financial statements as of and for December 31, 2007 have been reclassified to conform to the current period's presentation.  The changes had no effect on the previously reported net income, total assets, liabilities or stockholder's equity.

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.  The Company at times has cash in banks in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions.  At December 31, 2008 and 2007, the Company had $0 and $32,437 respectively, in cash balances at financial institutions which were in excess of the FDIC insured limits.

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of December 31, 2008 and 2007, there were no diluted shares outstanding.

Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Revenue and Cost Recognition

Revenue is recognized when amounts are earned and when the amount and timing of the revenue can be reasonably estimated.  Expenses are recognized when they occurred and matched against revenue, as a component of costs of services in the statement of operations under the provisions of U.S. Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition (SAB 104).  Revenues from internet communication services are recognized in the period such services are used by the end user.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of December 31, 2008 and 2007, the Company has recorded an allowance for doubtful accounts in the amounts of $2,084 and $391, respectively.

Inventory

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  As of December 31, 2008 and 2007, purchased finished goods inventory was $1,840 and $1,840, respectively.  Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

Consolidation

The books and records of the parent company Apextalk Holdings, Inc. (from November 7, 2007 to inception) have been consolidated with the records of the wholly owned subsidiaries – Apextalk Inc. as of December 31, 2008 and 2007.  All of the material inter-company transactions have been eliminated.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

Property and Equipment

Property and equipment are stated at cost and are depreciated using 150% the double-declining balance method over their estimated useful lives, which differ by asset category:

• Furniture & fixtures: 7 years
• Equipment: 5-7 years
• Software: 10 years
• Leasehold improvements: 15 years

The residual value of property and equipment is estimated to be equal to 10% of the original cost.  Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts, and the resulting gains or losses are reflected in the statements of operations.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise. Following the criteria of SFAS 142 “Goodwill and Other Intangible Assets”, the Company evaluates the recoverability of its amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

 Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)).  FAS 141(R) is a revision of FAS 141 and requires that costs incurred to effect the acquisition (i.e., acquisition-related costs) be recognized separately from the acquisition.  In addition, in accordance with FAS 141, restructuring costs that the acquirer expected but was not obligated to incur, which included changes to benefit plans, were recognized as if they were a liability assumed at the acquisition date.  FAS 141(R) requires the acquirer to recognize those costs separately from the business combination.  We are currently evaluating the impact that FAS 141(R) has on our accounting for acquisitions prior to the effective date of the first fiscal year beginning after December 15, 2008.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts receivable, accounts payable, accrued expenses, and shareholder loans approximate fair value based on the short-term maturity of these instruments.

NOTE 3.        INCOME TAXES

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN No. 48 at the inception. The adoption of FIN No. 48 did not result in significant change to the liability for unrecognized tax benefits. As of December 31, 2008 and 2007, the Company had a net operating loss carryforward of $193,008 and $57,111, respectively, available to offset future taxable income through 2028. The valuation allowance at December 31, 2008 and 2007 was $76,884 and $22,750, respectively. The increase in the valuation allowance for the year ended December 31, 2008 and 2007 was $54,134 and $10,630, respectively.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

Income tax expenses (with adoption of FIN 48) for the year ended December 31, 2008 and 2007 is summarized as below:

2008	Current	Deferred	Total
Federal	$-	$-	$-
State	7,546	-	-
	$7,546	$-	$-

2007
Federal	$-	$-	$-
State	800	-	-
	$800	$-	$-

NOTE 4         PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007 property and equipment is as follows:

	2008	2007

Computer and Office Equipment	$67,765	$10,000
Less accumulated depreciation and amortization	(13,513)	(5,641)

	$54,252	$4,359

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $7,872 and $1,870, respectively.

NOTE 5         STOCKHOLDERS’ EQUITY

Common Stock

On November 7, 2007, the Company authorized 1,000,000,000 shares of common stock at par value of $0.001.

On November 8, 2007, two shareholders returned 400,000 shares (200,000 each) to Apex talk, Inc.  The shares were treated as an in-kind contribution by the shareholders and retired.

On November 16, 2007, Apextalk Holdings, Inc. issued 900,000 shares of common stock for $1,000 cash to the co-founders of Apextalk Holdings, Inc.

On November 16, 2007, the Company forward split the issued shares by five to one.  On the same day, the Company completed the acquisition where Apextalk Holdings, Inc. issued 3,600,000 shares of its $0.001 par value common stock valued for accounting purpose at historical cost to acquire 100% of the shares of Apextalk Inc.  The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost. Accordingly, all shares and per share amounts have been retroactively restated.

On November 18, 2007, the Company issued 1,792,385 shares to TLMS International Inc. and 896,190 shares to Spencer Luo in exchange for cash of $30,000 and a subscription receivable of $81,038.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

On November 29, 2007, the Company accepted subscriptions receivable of 1,456,250 shares through a private offering for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors.  In connection with this offering, the company received $112,000 in cash and a subscription receivable of $4,500.

The Company collected stock subscriptions receivables of $85,538 during January and February of 2008.

The Company sold 43,750 shares of stock to two investors for $3,500 in cash during January and February of 2008.

In-Kind Contribution

As of December 31, 2008, $11,160 was recorded as an in-kind contribution of services.

NOTE 6.        RELATED PARTY TRANSACTIONS

The current office space is sub-leased from one of the shareholders on a month to month basis.  The rent expense for 2008 and 2007 was $2,940 and $2,940, respectively.

The Company currently leases their facility and related equipment for use in operation from Apex Telecom, shareholder of the Company, on a month to month basis.  The monthly rate of this lease is $200 per month.  Either party could terminate the lease by 30 day notification to the other party.  The leasing expense for 2008 and 2007 was $2,400 and $2,400, respectively.

During the years ended December 31, 2008 and 2007, the Company accrued compensation for key management personnel for the administrative and managerial services rendered to the Company.  The total compensation accrued for 2008 and 2007 was $6,600 and $3,600, respectively.

During the years ended December 31, 2008 and 2007, the Company had related party sales of $1,563 and $1,421, respectively.

During the year ended December 31, 2007, a shareholder of the Company loaned the Company $1,840.  The loan is non-interest bearing and due on demand. As of December 31, 2008, the Company repaid the $1,840 to the shareholder.

As of December 31, 2008, $11,160 was recorded as an in-kind contribution of services. (See Note 5)

NOTE  7.       GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $147,057, a working capital deficiency of $19,707, used $119,048 in cash flows from operations during 2008, and has an accumulated deficit of $204,684 at December 31, 2008.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern.

NOTE 8.        CONCENTRATIONS

As of December 31, 2008 and 2007 the Company had one customer and one product which accounted for 78% and 0% of the total revenue, respectively.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

In addition, as of December 31, 2008 and 2007 the Company had one vendor that accounted for 71% and 0% the total cost of sales, respectively.

NOTE 9.        COMMITMENTS & CONTINGENCIES

In 2007, the Company entered into a software development agreement with a company to provide services in connection with the development of the Company’s soft switch and personal number switch.  The agreement is for $30,000 and calls for a deposit of $15,000 upon signing of the agreement and the remaining $15,000 to be paid upon delivery of product.  The Company also agreed to reimburse the consultant for all actual reasonable and necessary expenditures which are directly related to the consulting services.  As of December 31, 2008, the development of the software has not been completed.

NOTE  10.     SUBSEQUENT EVENTS

On January 1, 2009, the Company renewed a consulting agreement with an individual to provide consulting services related to the Company’s development of its soft switch system for a fee of $1,000 per month for six months.

In April of 2009, the Company sold 250,135 shares of common stock to two investors for $30,016 in cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A., CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers, their ages and titles, as of April 20, 2009, are as follows.

NAME	AGE	POSITION

Tony Lee	40	President, CEO, Director
George Ma	56	Chairman
Spencer Luo	42	CFO, Director
Cheuk Hong Wong	37	CTO, Director
Micky Siu	47	Operation Manager, Director
Patrick Chu	46	Director
William Ng	56	Director
Edward Seo	51	Director
Michael Lam	59	Director of Marketing and Sales

Effective December 1, 2008, our executive officers work full time (40 hours per week) for us. Micky Siu, our operation manager, continues to work part time.

The following summarizes the occupation and business experience during the past five years for our sole officer and directors.

Tony Lee (CEO and Director) Tony Lee is the founder of successful K&K Machinery in the Silicon Valley of California; he has over 10 years of operation and marketing experience on fiber optic, semiconductor & telecommunication component. His clientele are major brand names in the valley, such as Cisco, HP, JDSU, AMAT and many others. Mr. Lee invested onto TLMS for opportunities in the high tech and communications businesses.

Cheuk Hong Wong, (CTO and Director) Cheuk Hong Wong is one of the co-founders at Apextalk, Inc.  Mr. Wong has 10 years of experience in public sector. Prior to founding Apex Telecom, he was one of the founders of IP Teleservices Inc. in Canada, a Global IP backbone services provider. Mr. Wong has experience in project management, contract administration, public hearings, and government policy development. He has been involved in numerous major infrastructure and facilities developments in California. Mr. Wong graduated from the University of California, Berkeley with a B.S. from the School of Engineering, and is a Registered Professional Engineer in California.

Spencer Luo (CFO and Director) Spencer Luo, a well known real estate investment professional, the founder of Brighten Investment Corp. in the San Francisco Peninsula. He has 5 years residential loan underwriting experience. He has been active realtor and investment advisor for more than 10 years. He has leading his investment company and clients to make successful investments. He has earned the Chairman Award and Hall of Fame with Re/Max. Started from 2004, Spencer and his team have actively studied and invested on Asian real estate market and high tech business opportunities.  Mr. Luo received a BS degree in Business Administration (Finance, Real Estate), from San Francisco State University in California in 1994.

Patrick Chu (Director) Patrick Chu's experience includes being a Project Manager with Orient Overseas Container Line Ltd. for 13 years. In 1995, Eastwind International USA Limited, an established travel agency and wholesaler of 18 years in California, recruited Mr. Chu to be the CEO of the travel agency. Over the past five years, he reorganized the company and expanded the business to Hong Kong and China. Patrick is a seasoned marketer in the US, China and Hong Kong. His expertise on corporate travel programs will assist ApexTalk to effectively target and market to this specialized niche.

Micky Siu (Operation Manager and Director) Micky Siu has over 20 years of aero-machinery by profession. He has many years of administration skill and years of experience on investing on semiconductors and high tech start up companies. He is also a partner with TLMS International, Inc.

George Ma (Chairman) George Ma is currently the Chairman of the Board and also does marketing and sales for the Company and is one of the co-founders at Apextalk.  Mr. Ma is an experienced executive who has many years of experience in creative marketing. His previous careers including film and television productions and working at an advertising agency with mass media experience in Hong Kong. After migrating to California in 1984, he founded Infinitel Communications, a cellular phone retail chain, VoIP and communication products and services in California.

William Ng (Director) Mr. Ng has more than 25 years of experiences in international business development.  He is a founder of American Emperor Inc, a wholesale hardware distribution business. He has extensive experience in international operations. In the past 10 years, he has invested in different start-up companies in the telecommunication industry.

Edward Seo (Director) Mr. Seo was appointed as a director on January 17, 2008. Mr. Seo is the president and founder of Selcomm Wireless started in January 2004, a cell phone business in the San Francisco bay area.  From 2002 to 2003, he served as the vice president of business development of Net2phone, Inc., where he developed new business in Korea for the VoIP company.  Mr. Seo also has over twenty years of experience with LG Electronics, serving in various positions, including vice president of LG Infocomm.  Mr. Seo received a BS in Electronic Engineering from Yonsei University in Seoul Korea in 1979 and completed the Whaton Business School Strategic Alliance Course in 2001.

Michael Lam (Director of Marketing and Sales) Mr. Lam was appointed as a director on April 15, 2008.  Mr. Lam is the president of Fontaine & Truman Corporation, an investment company in San Francisco, California.  From 1999 to 2001, he served as the general manager – Hong Kong & China of V F Corporation, the largest publicly held apparel company in the world. He served as the Chief Executive Officer of Reno Donna Holdings Limited, a leading manufacturer, wholesaler and retailer of casual wear in Hong Kong and China.  From 1972 to 1997, he worked for Levi Strauss & Co., he held various senior positions such as the General Manager in Korea, the Philippines and Hong Kong. Mr. Lam holds an MBA degree from the University of San Francisco in 1979.

Family relationships

Our director William Ng is the uncle of our chief technology officer and director Cheuk Hong Wong.  Our chief executive officer and director Tony Lee and our operations manager and director Micky Siu are cousins. Therefore, William Ng, Cheuk Hong Wong, Tony Lee and Micky Siu are not independent directors.

The board of directors has adopted the following definition of “independent director:” an independent director is a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We have not yet appointed an audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. We currently do not have a member who qualifies as an “audit committee financial expert” as defined in Regulation S-K and are in search of one director who is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act. Our board of directors is in the process of searching for additional suitable candidates for this position.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008, 2007 and 2006  in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tony Lee, President, CEO, Director	2008	4,650	0	0	0	0	0	0	4,650
	2007	0	0	0	0	0	0	0	0

Spencer Luo, CFO, Director	2008	3,900	0	0	0	0	0	0	3,900
	2007	0	0	0	0	0	0	0	0

(1)  All salaries referenced above have been accrued but remain unpaid.

We do not have any plans to pay our officers and directors any compensation at this time and our financial situation would be worse than currently disclosed if we were required to make such payments.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through April 20, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.  There were no stock options exercised during the period ending April 20, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer during the period ended April 20, 2009 under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to date to the directors in such capacity.   We anticipate paying the directors the accrued salary listed above when the Company becomes profitable.

Employment Agreements

We do not have any employment agreements in place with our officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 22, 2009 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” below and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Global Talker, Inc. (2) Address: 637 Howard Street San Francisco, CA 94105	1,500,000	16.78%
Common Stock	Apex Telecom, Inc. (3) Address: 113 10th Street Oakland, CA 94607	1,500,000	16.78%
Common Stock	George Ma (4) Address: 310 La Prenda Avenue Millbrae, CA 94030	2,250,000	25.17%
Common Stock	Cheuk Hong Wong (5) Address: 2 Pioneer Court Alameda, CA 94501	2,250,000	25.17%
Common Stock	TLMS International, Inc. (6) Address: 2272 Trade Zone Blvd. San Jose, CA 95131	1,792,385	20.05%
Common Stock	Tony Lee (7) Address: 1982 Twenty Ninth Avenue San Francisco, CA 94116	1,792,385	20.05%
Common Stock	Mickey Siu (8) Address: 1638 Hickory Avenue San Leandro, CA 94579	1,792,385	20.05%
Common Stock	Patrick Chu (9) Address: 2056 Longleaf Circle San Ramon, CA 94582	1,500,000	16.78%
Common Stock	Spencer Luo Address: 1265 Vista Grande Avenue Millbrae, CA 94030	896,190	10.03%

Common Stock	All executive officers and directors as a group	6,292,385	70.39%

(1) Based on 8,938,710 shares outstanding as of April 22, 2009.

(2) Global Talker Inc is controlled by George Ma (28.24%), Chen Yi Biao (22.65%), Patrick Chu (16.07%), Eddie Yu (11.33%), Chung Yuen Hwang (6.16%), Vincent Lee (5.19%), Vennie Tam (5.19%), Franco Lai (2.59%) and Kwok-Fai Cheung (2.59%).

(3) Apex Telecom, Inc. is controlled by Cheuk Hong Wong (26.4%), Wai Ming NG (20.0%), Wai Man NG (20%), Yuen Fong LAU (20%), Yu Shun Wong (13.6%).

(4) Mr. Ma was issued 750,000 shares pursuant to the Share Exchange Agreement with Apextalk, Inc.  He also is a principal of Global Talker, Inc. which holds 1,500,000 shares.

(5) Mr. Wong was issued 750,000 shares pursuant to the Share Exchange Agreement with Apextalk, Inc.  He also is a principal of Apex Telecom, Inc. which holds 1,500,000 shares.

(6) TLMS International, Inc. is controlled by Tony Lee (50%), Mickey Siu (50%).

(7) Mr. Lee is a principal of TLMS International, Inc. which holds 1,792,385 shares.

(8) Mr. Siu is a principal of TLMS International, Inc. which holds 1,792,385 shares.

(9) Mr. Chu is a principal of Global Talker, Inc. which holds 1,500,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The current office space is sub-leased from one of the shareholders on a month to month basis.  The rent expense for 2008 and 2007 is $2,940 and $2,940, respectively.

The Company entered into an agreement with Apex Telecom, shareholder of the Company, for leasing the facility and related equipment for use in the operation.  The monthly rate of this lease is $200 per month.  Either party could terminate the lease by 30 day notification to the other party. The lease expense for 2008 and 2007 is $2,400 and $2,400 respectively.

During the years ended December 31, 2008 and 2007, the Company accrued compensation for key management personnel for the administrative and managerial services rendered to the Company.  The total compensation accrued for 2008 and 2007 was $6,600 and $3,600, respectively.

During the years ended December 31, 2008 and 2007, the Company had related party sales of $1,562 and $1,421, respectively.

During the year ended December 31, 2007, a shareholder of the Company loaned the Company $1,840.  The loan is non-interest bearing and due on demand. As of December 31, 2008, the Company repaid the $1,840 to the shareholder.

As of December 31, 2008, $11,160 was recorded as an in-kind contribution of services.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $30,234 and $10,751 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1 (1)	Articles of Incorporation and Amendment
3.2 (1)	By-Laws
10.1 (1)	Stock Purchase Agreement and Share Exchange
10.2 (2)	Consulting Agreement with Aaron Chan
10.3 (2)	Extension of Consulting Agreement with Aaron Chan
10.4 (2)	Consulting Agreement with Links International Ltd.
10.5 (2)	Master Service Agreement with APEX Telecom, Inc.
10.6 (2)	Service Agreement with JAMS Group, Inc.
10.7 (3)	Agreement with GYPO Media Ltd
10.8 (4)	Agreement with Chunghwa Telecom
21.1 (1)	Subsidiaries
24.1	Power of Attorney (included on the signature page)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1) Incorporated herewith by reference to the Registrant’s Registration Statement on Form S-1 filed on October 3, 2008.
(2) Incorporated herewith by reference to the Registrant’s Registration Statement on Form S-1/A filed on December 3, 2008.
(3) Incorporated herewith by reference to the Registrant’s Registration Statement on Form S-1/A filed on December 23, 2008.
(4) Incorporated herewith by reference to the Registrant’s Registration Statement on Form S-1/A filed on January 21, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on April 23, 2009.

APEXTALK HOLDINGS, INC.

By:	/s/Tony Lee
Tony Lee
Chief Executive Officer

By:	/s/Spencer Luo
Spencer Luo
Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tony Lee	Chief Executive Officer,
Tony Lee	President and Director	April 23, 2009

/s/ George Ma
George Ma	Chairman	April 23, 2009

/s/ Spencer Luo	Chief Financial Officer, Director,
Spencer Luo	Principal Accounting Officer	April 23, 2009

/s/ Cheuk Hong Wong
Cheuk Hong Wong	Chief Technical Officer, Director	April 23, 2009

/s/ Micky Siu
Micky Siu	Director	April 23, 2009

/s/ Patrick Chu
Patrick Chu	Director	April 23, 2009

/s/ William Ng
William Ng	Director	April 23, 2009

/s/ Edward Seo
Edward Seo	Director	April 23, 2009

/s/ Michael Lam
Michael Lam	Marketing and Sales, Director	April 23, 2009