Form 10-Q
period 2009-03-31
Apextalk Holdings Inc
filed 2009-05-20
CIK 1429684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

APEXTALK HOLDINGS, INC.

Exact name of registrant as specified in Charter

Delaware	333-153838	26-1402471
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

637 Howard Street
San Francisco, CA 94105
 (Address of Principal Executive Offices)
 _______________

(888) 228 2829
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2009: 8,938,710 shares of common stock.

APEXTALK HOLDINGS, INC.

FORM 10-Q

March 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

 Item 1. Financial Information

ITEM 6. FINANCIAL STATEMENTS

APEXTALK HOLDINGS, INC. AND SUBSIDIARY

CONTENTS

PAGE 1	CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2009 UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

PAGE 2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

PAGE 3	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE PERIOD ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

PAGE 4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

PAGES 5 – 9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$3,410	$49,430
Accounts receivables, net	1,948	9,201
Other receivables, net	1,871	1,871
Inventories, net	1,840	1,840
Deposit	10,000	11,000
Total Current Assets	19,069	73,342
Property and equipment, net	51,040	54,252
Patent, net	8,969	8,969
Total Assets	$79,078	$136,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable	$43,696	$40,266
Accrued expenses	48,537	40,747
Unearned Revenue	11,964	11,036
Shareholder's loan	1,000	1,000
Total Liabilities	105,197	93,049
Stockholders' Equity
Common Stock, authorized 1,000,000,000 shares,
par value $0.001, 8,855,375 shares and 8,688,575 shares issued and outstanding, respectively	8,856	8,689
Additional Paid in Capital	273,533	239,509
Subscriptions Receivable	(20,016)	-
Accumulated Deficiency	(288,492)	(204,684)
Total Stockholders' Equity (Deficiency)	(26,119)	43,514
Total Liabilities and Stockholders' Equity (Deficiency)	$79,078	$136,563

See accompanying notes to condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the period ended	For the period ended
	March 31, 2009	March 31, 2008

Revenue	$3,126	$2,505
Cost of services	10,955	4,850
Gross profit	(7,829)	(2,345)
Operating Expenses:
Payroll expenses	1,665	1,665
Rent and utilities	1,335	1,335
Depreciation & amortization	3,212	357
Legal & professional fees	45,414	7,407
Outside service	3,000	3,000
Other operating expenses	18,534	2,345
Total Operating Expenses	73,160	16,109
Loss from Operations before Income Taxes	(80,989)	(18,454)
Provision for Income Tax	(2,819)	(800)
Net Loss	$(83,808)	$(19,254)

Loss per Share – Basic and Diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding during the period - Basic and Diluted	8,690,428	8,663,300

See accompanying notes to condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF STOCKHOLDERS’ EQUITY / (DEFICIENCY)

	Common Stock		Paid in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficiency)

Balance, December 31, 2008	8,688,575	$8,689	$239,509	$-	$(204,684)	$43,514

Common Stock issued for stock subscription receivable	166,800	167	19,849	(20,016)	-	-

In kind contribution for services	-	-	14,175	-	-	14,175

Net Loss	-	-	-	-	(83,808)	(83,808)

Balance, March 31, 2009, (UNAUDITED)	8,855,375	$8,856	$273,533	$(20,016)	$(288,492)	$(26,119)

See accompanying notes to condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the period ended	For the period ended
	March 31, 2009	March 31, 2008
Cash Flows from Operating Activities
Net Loss	$(83,808)	$(17,291)
Adjustments to reconcile net income to net cash provided by used in operating activities:
Depreciation	3,212	327
In-kind contribution of services	14,175	-
Changes in operating assets and liabilities:
(Increase) / decrease in:
Accounts receivable and other receivable	7,253	(2,232)
Prepaid expenses		(20,500)
Unearned Revenue	928	3,332
Deposits	1,000	(10,000)
Increase in:
Accounts payable	3,430	4,363
Accrued expenses	7,790	-
Net Cash Used In Operating Activities	(46,020)	(42,001)

Net Cash Provided by (Used In) by Investing Activities	-	-
Net Cash Flows from Financing Activities
Proceeds from stockholder loan	-	(1,840)
Stock Subscription received	-	85,538
Cash Provided by Financing Activities	-	83,698

Net Increase/ (Decrease) in Cash	(46,020)	41,697

Cash, Beginning of Period	49,430	139,045
Cash, End of Period	$3,410	$180,742

Supplemental disclosure of cash flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$1,600	$800

See accompanying notes to condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of March 31, 2009 and 2008, there were no diluted shares outstanding.

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

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of March 31, 2009 and December 31, 2008, the Company has recorded an allowance for doubtful accounts in the amounts of $2,084 and $2,084, respectively.

Inventory

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  As of March 31, 2009 and December 31, 2008, purchased finished goods inventory remained unchanged at $1,840.  Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

Consolidation

The books and records of the parent company Apextalk Holdings, Inc. (from November 7, 2007 to inception) have been consolidated with the records of the wholly owned subsidiaries – Apextalk Inc. as of March 31, 2009. All of the material inter-company transactions have been eliminated.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

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

Intangible Assets

Intangible assets are stated at cost and are amortized using straight-line method over their estimated useful lives. Patent fees paid are not amortized until approved.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)).  FAS 141(R) is a revision of FAS 141 and requires that costs incurred to effect the acquisition (i.e., acquisition-related costs) be recognized separately from the acquisition.  In addition, in accordance with FAS 141, restructuring costs that the acquirer expected but was not obligated to incur, which included changes to benefit plans, were recognized as if they were a liability assumed at the acquisition date.  FAS 141(R) requires the acquirer to recognize those costs separately from the business combination.  The adoption of this statement did not have a material effect on the Company's financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of this statement did not have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

NOTE 3.        PROPERTY AND EQUIPMENT

At March 31, 2009 and December 31, 2008 property and equipment is as follows:

	Mar 31, 2009	Dec 31, 2008

Computer and Office Equipment	$67,765	$67,765
Less accumulated depreciation	(16,725)	(13,513)

	$51,040	$54,252

Depreciation expense for the period ended March 31, 2009 and 2008 was $3,212 and $357, respectively.

NOTE 4.        STOCKHOLDERS’ EQUITY

Common and Preferred Stocks

On March 31, 2009, the Company accepted subscriptions receivable of 166,800 shares through a private offering for sale to persons who qualify as accredited investors. In connection with this offering, the Company has a subscription receivable of $20,016.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 5.        RELATED PARTY TRANSACTIONS

The current office space is sub-leased from one of the shareholders on a month to month basis.  The rent expense for the period ended March 31, 2009 and 2008 is $735 and $735, respectively.

The Company entered into an agreement with Apex Telecom, shareholder of the Company, for leasing the facility and related equipment for use in the operation.  The monthly rate of this lease is $200 per month.  Either party could terminate the lease by 30 day notification to the other party. The rent expense for the period ended March 31, 2009 and 2008 is $600 and $600, respectively.

During the period ended March 31, 2009 and 2008, the Company accrued compensation for key management personnel for the administrative and managerial services rendered to the Company.  The total compensation accrued for the period ended March 31, 2009 and 2008 remained unchanged at $1,665.

NOTE  6.       GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $83,808, and used $46,020 in cash flows from operations during the first quarter of 2009, and has an accumulated deficit of $288,492 at March 31, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern.

NOTE  7.       SUBSEQUENT EVENTS

In April 2009, the Company sold 83,335 shares of stock for $10,000.20 in cash.

In April 2009, the Company received $20,016 cash from the two investors for the stock subscription.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

1.
During the next 12 months, we believe we can keep on to improve the performance of our existing soft-switch and implement our marketing strategy.  We have improved the performance of our soft-switch and have added a back-up soft-switch.

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

We have been approached by a few companies from China and Hong Kong; that they are proposing to merge with us in order to further develop our business and or seeking other business opportunities. We are open to such opportunities and looking forward to work closely with these companies in order to get this merging going.

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

The increase in customers in the last quarter is based on the assumption that our sales persons have accumulated 12 months experiencing of selling our products and services; and therefore, the result of our sales should be increased. We have estimated double our signup rate to 9.5 customers per day.

We currently generate revenues from three types of services that we are offering-- “Speed Dial,” “Global Forwarding” and “Wholesale Call Minute”. No other source of revenues are generated from our other products and services.  For the first quarter ended March 31, 2009, we have generated $3,126 in revenue.  For the first quarter ended March 31,2009, we incurred a net loss of $83,808.

Limited Operating History

Although we have four full years of operation and financial information, we have generated a small amount of revenue.  Accordingly, we have not previously demonstrated that we will be able to make profit and expand our business through increased marketing. We cannot guarantee that the expansion efforts described in this prospectus will be successful.  Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model.

Future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding our operations.  Equity financing will result in a dilution to existing shareholders.

Results of Operation for the Three Months Ending March 31, 2009 Compared to the Three Months Ending March 31, 2008

The following table presents certain consolidated statement of operations information for the three months ended March 31, 2009 and 2008. The discussion following the table is based on these results.

	For the period ended	For the period ended
	March 31, 2009	March 31, 2008

Revenue	$3,126	$2,505
Cost of services	10,955	4,850
Gross profit	(7,829)	(2,345)
Operating Expenses:
Payroll expenses	1,665	1,665
Rent and utilities	1,335	1,335
Depreciation & amortization	3,212	357
Legal & professional fees	45,414	7,407
Outside service	3,000	3,000
Other operating expenses	18,534	2,345
Total Operating Expenses	73,160	16,109
Loss from Operations before Income Taxes	(80,989)	(18,454)
Provision for Income Tax	(2,819)	(800)
Net Loss	$(83,808)	$(19,254)

Loss per Share – Basic and Diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding during the period - Basic and Diluted	8,690,428	8,663,300

For the three months ending March 31, 2009 and 2008, we have generated $3,126 and $2,505 in revenue. At this moment, we generate revenue by signing up new customers through our referral program. Also, our directors are selling our services to their business associates, friends and relatives.  Once we have more funding, we will engage in online advertising, and hire salespersons to sell our Promotional Minute, Media Tracker and Virtual Office services.   We anticipate a more aggressive marketing plan will help us meet our projections as mentioned above.

Expenses for the same period totaled $73,160 and $16,109, resulting in a loss of $83,808 and $19,254. Other than some traveling expenses, the majority of the expenses are general and administrative expenses, and professional fees for filing with the SEC including accounting fees, auditor fees and legal expenses. The expenses have increased as the work loads are more intensive. We do not see any material changes on our expenses in the near future.  In addition, our results show a trend for an increase in revenue and expenses as we continue to implement our business plan.

Revenue

Up to March 31, 2009, Speed Dial and Global Forwarding have generated $3,126.

Expenses

The components of our expenses for the three months ended March 31, 2009 and 2008 are as follows:

	March 31, 2009	March 31, 2008	Increase <Decrease>
1.Cost of Services	$10,955	$4,850	$6,105
2.Total Operating Expenses	$73,160	$16,109	$57,051
i. Legal and Professional Services	$45,414	$7,407	$38,007
ii. Other expenses(payroll, rent & Utilities)	$18,534	$2,345	$16,189

Total expenses were	$84,115	$20,959	$63,156

Cost of Services

Expense includes amounts related to the purchase of wholesale minutes and communication usage fees.  Cost of services increased during the period ended March 31, 2009 due to the purchase of wholesale minutes available for sale.

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

Other Expenses

These amounts include payroll, rent, and in kind contribution of services.  Operating expenses increased during the period ended March 31, 2009 due to an increase in the efforts associated with the implementation of the business plan.

Legal and Professional Services

Expense includes amounts related to the legal and accounting services provided to the Company in conjunction with filing appropriate forms with the SEC.  These expenses increased in the period ended March 31, 2009 due to the SEC approval process started in early 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $3,410 in cash. We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan.

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

Hardware: $30,000
Software: $15,000
Network Implementation: $15,000
Marketing: $40,000
Reserve: $10,000

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $83,808, a working capital deficiency of $86,128, and has an accumulated deficit of $288,492 at March 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.    Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2009, the Company accepted subscriptions of 166,800 shares through a private offering for sale to persons who qualify as accredited investors for a total of $20,016.

In April 2009, the Company sold 83,335 shares of stock for $10,000.20 in cash.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)         Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

              32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports of Form 8-K

              On May 13, 2009, the Company filed a Form 8-K with the SEC disclosing the resignation of our marketing director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

APEXTALK HOLDINGS, INC.
Registrant
Date: May 20, 2009	By: /s/ George Ma
George Ma
Chief Executive Officer

Date: May 20, 2009	By: /s/ Spencer Luo
Chief Financial and Accounting Officer