Form 10-Q
period 2009-06-30
Apextalk Holdings Inc
filed 2009-08-17
CIK 1429684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009: 9,194,110 shares of common stock.

APEXTALK HOLDINGS, INC.

FORM 10-Q

June 30, 2009

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

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

Our financial statements, together with the report of our independent auditors, are as follows:

APEXTALK HOLDINGS, INC. AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD ENDED JUNE 30, 2009 AND 2008

PAGES	5–9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

-----------------------

	June 30,	December 31,
	2009 (UNAUDITED)	2008 (AUDITED)
ASSETS
Current Assets
Cash	$18,186	$49,430
Accounts receivables, net	3,022	9,201
Other receivables, net	1,871	1,871
Inventories	1,840	1,840
Deposit	-	11,000
Total Current Assets	24,919	73,342

Property and equipment, net	48,431	54,252

Patent, net	8,969	8,969
Total Assets	$82,319	$136,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable	$30,168	$40,266
Accrued expenses	51,081	40,747
Unearned Revenue	11,771	11,036
Shareholder's loan	1,000	1,000
Total Liabilities	94,020	93,049

Commitments and contingencies

Stockholders' Equity

Common Stock, authorized 1,000,000,000 shares, par value $0.001, 9,194,110 shares and 8,688,575 shares issued and outstanding, respectively	9,194	8,689
Additional Paid in Capital	328,018	239,509
Subscriptions Receivable	(15,000)	-
Accumulated Deficiency	(333,913)	(204,684)
Total Stockholders' Equity (Deficiency)	(11,701)	43,514
Total Liabilities and Stockholders' Equity (Deficiency)	$82,319	$136,563

See accompanying notes to condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNADUDITED)
----------------------------------------------

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Revenue	$3,546	$18,042	$6,672	$20,547
Cost of services	6,453	12,148	17,408	16,998
Gross profit	(2,907)	5,894	(10,736)	3,549
Operating Expenses:
Payroll expenses	1,665	1,665	3,330	3,330
Rent and utilities	1,335	1,335	2,670	2,670
Depreciation & amortization	3,244	-	6,456	-
Legal & professional fees	14,358	30,345	59,772	37,752
Outside service	3,388	-	6,388	-
Other operating expenses	17,305	2,965	35,839	8,667
Total Operating Expenses	41,295	36,310	114,455	52,419
Loss from Operations before Income Taxes	(44,202)	(30,416)	(125,191)	(48,870)
Provision for Income Tax	(1,219)	(1,871)	(4,038)	(2,671)
Net Loss	$(45,421)	$(32,287)	$(129,229)	$(51,541)

Loss per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding during the period - Basic and Diluted	8,943,146	8,675,938	8,817,485	8,675,938

See accompanying notes to condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIENCY)
----------------------------------------------

	Common Stock		Paid in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficiency)
Balance, December 31, 2008	8,688,575	$8,689	$239,509	$-	$(204,684)	$43,514

Common Stock issued for stock subscription receivable	166,800	167	19,849	(20,016)	-	-
Amount received against the subscription receivable	-	-	-	20,016	-	20,016

Common Stock issued for stock subscription receivable	125,000	125	14,875	(15,000)	-	-

Common Stock issued for cash	213,735	213	25,435	-	-	25,648

In kind contribution for services	-	-	28,350	-	-	28,350

Net Loss	-	-	-	-	(129,229)	(129,229)
Balance, June 30, 2009, (UNAUDITED)	9,194,110	$9,194	$328,018	$(15,000)	$(333,913)	$(11,701)

See accompanying notes to condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
----------------------------------------------

	For the six months ended	For the six months ended
	June 30, 2009	June 30, 2008

Cash Flows from Operating Activities
Net Loss	$(129,229)	$(51,541)
Adjustments to reconcile net income to net cash provided by used in operating activities:
Depreciation	6,456	1,372
In kind contribution of services	28,350	-
Changes in operating assets and liabilities:
(Increase) / decrease in:
Accounts receivable and other receivable	6,179	(14,282)
Accounts receivable, other		(1,871)
Unearned Revenue	735	1,458
Deposits	11,000	(10,000)
Increase/ (decrease) in:
Accounts payable	(10,098)	17,744
Accrued expenses	10,334	6,001
Net Cash Used In Operating Activities	(76,273)	(51,119)

Net Cash flows from Investing activities
Purchase of equipment	(635)	(40,570)
Net Cash Used In Investing activities	(635)	(40,570)

Net Cash Flows from Financing Activities
Common Stock & Additional Paid-in Capital	25,648	3,500
Proceeds from stockholder loan	-	(1,840)
Stock Subscription received	20,016	85,538
Cash Provided by Financing Activities	45,664	87,198

Net Decrease in Cash	(31,244)	(4,491)

Cash, Beginning of Period	49,430	139,045
Cash, End of Period	$18,186	$134,554

Supplemental disclosure of cash flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$1,600	$1,871

See accompanying notes to condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)
-----------------------

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

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.”  As of June 30, 2009 and 2008, there were no diluted shares outstanding.

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
AS OF JUNE 30, 2009
(UNAUDITED)
-----------------------

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of June 30, 2009 and December 31, 2008, the Company has recorded an allowance for doubtful accounts in the amounts of $2,084 and $2,084, respectively.

Inventory

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  As of June 30, 2009, purchased finished goods inventory remained unchanged at $1,840.  Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

Consolidation

The books and records of the parent company Apextalk Holdings, Inc. (from November 7, 2007 to inception) have been consolidated with the records of the wholly owned subsidiaries – Apextalk Inc. as of June 30, 2009 and 2008.  All of the material inter-company transactions have been eliminated.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)
-----------------------

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)
-----------------------

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

NOTE 4.           PROPERTY AND EQUIPMENT

At June 30, 2009 and December 31, 2008 property and equipment is as follows:

	June 30, 2009	December 31, 2008

Computer and Office Equipment	$68,400	$67,765
Less accumulated depreciation	(19,969)	(13,513)

	$48,431	$54,252

Depreciation expense for the six months ended June 30, 2009 and 2008 was $6,456 and $1,372, respectively.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)
-----------------------

NOTE 5            STOCKHOLDERS’ EQUITY

Common and Preferred Stocks

On March 31, 2009, the Company accepted subscriptions receivable of 166,800 shares through a private offering for sale to persons who qualify as accredited investors.  In connection with this offering, the Company has a subscription receivable of $20,016.  During the second quarter of 2009, the Company collected the subscription receivable.

On April 19, 2009, the Company issued 83,335 shares of common stock for $10,000 cash.

During June of 2009, the Company sold 130,400 shares of stock for $15,648 in cash.

On June 23, 2009, the Company issued 125,000 shares to an investor for a stock subscription receivable of $15,000.

NOTE 6            RELATED PARTY TRANSACTIONS

The current office space is sub-leased from one of the shareholders on a month to month basis.  The rent expense for the six months ended June 30, 2009 and 2008 is $1,470 and $2,670, respectively.

The Company entered into an agreement with Apex Telecom, shareholder of the Company, for leasing the facility and related equipment for use in the operation.  The monthly rate of this lease is $200 per month.  Either party could terminate the lease by 30 day notification to the other party.

During the period ended June 30, 2009 and 2008, the Company accrued compensation for key management personnel for the administrative and managerial services rendered to the Company.  The total compensation accrued for the six months ended June 30, 2009 and 2008 is $3,330 and $3,330, respectively.

NOTE  7           GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $129,229, and used $76,273 in cash flows from operations during the six months ended June 30, 2009, and has an accumulated deficit of $333,913 at June 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise funds provide the opportunity for the Company to continue as a going concern.

NOTE  8.          SUBSEQUENT EVENTS

On July 1, 2009, the Company entered into an agreement with an independent contractor for computer related services for a period of 3 months for $1,000 per month.

During July of 2009, the Company received $15,000 for the stock subscription.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2009, the date the financial statements were available to be issued.

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

1.
During the next 12 months, we keep on improving the performance of our existing soft-switch and implement our marketing strategy.  We have improved the performance of our soft-switch and have added a back-up soft-switch. We will setup an extra soft-switch for development purpose to test out new features onto our services.

2.
All functions will be coordinated and managed by the founders of the Company, including marketing, finance and operations. In the next 3 months, we intend to hire 1 full time marketing person and 3 part-time employees for customer service to coordinate marketing efforts and technical support. The time commitment of the positions will depend upon the aggressiveness of our marketing and the availability of funding,, but we believe it will require a minimum of $6,000 to $10,000 per month to hire the personnel needed to assist our regular business activities.

3.
We intend to launch our products and services to our targeted marketing to drive subscribers to sign up for our services. We intend to support these marketing efforts through a referral program, online advertising, out-door sales teams going after telecom retail outlets and also start developing the alliance and the joint venture program with overseas value-added telecom operators. We expect the total cost of the marketing program to range from $15,000 to $30,000.

We have a signed LOI with a Chinese company for a potential merger. A full agreement will be prepared by our legal counsel. The due diligence will be conducted immediately and management from the Chinese company is going to propose a business plan to further develop our telecom business and also, seeking other business opportunities.

We will carry on the telecom operation according to our existing business plan, and co-operate closely with the management from the Chinese company.

4.
Within the first 90 days

With potential new money coming into the telecom operation, we will launch the referral and online marketing campaign, wholesale program; we expect to generate net 4.5 new customers per day and  believe we shall generate and maintain approximate 400 new subscribers after the end of first 90 days.

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

The increase in customers in the last quarter is based on the assumption that our sales persons have accumulated 15 months experiencing of selling our products and services; and therefore, the result of our sales should be increased. We have estimated double our signup rate to 9.5 customers per day.

We currently generate revenues from two types of services that we are offering-- “Speed Dial,” and “Global Forwarding”, we drop the “Wholesale Call Minute” since we have no other contracts with wholesale customers.

For now, no other sources of revenue are generated from our other products and services.  For the second quarter ended June 30, 2009, we have generated $45,421 in loss.  For the six months ended June 30, 2009, we incurred a net loss of $129,229.

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

Results of Operation for the Six Months Ending June 30, 2009 Compared to the Six Months Ending June 30, 2008

The following table presents certain consolidated statement of operations information for the six months ended June 30, 2009 and 2008. The discussion following the table is based on these results.

	For the period ended	For the period ended
	June 30, 2009	June 30, 2008

Revenue	$6,672	$20,547
Cost of services	17,408	16,998
Gross profit	(10,736)	3,549
Operating Expenses:
Payroll expenses	3,330	3,330
Rent and utilities	2,670	2,670
Depreciation & amortization	6,456	-
Legal & professional fees	59,772	37,752
Outside service	6,388	-
Other operating expenses	35,389	8,667
Total Operating Expenses	114,455	52,419
Loss from Operations before Income Taxes	(125,191)	(48,870)
Provision for Income Tax	(4,038)	(2,671)
Net Loss	$(129,229)	$(51,541)

Loss per Share – Basic and Diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding during the period - Basic and Diluted	8,817,485	8,675,938

For the six months ending June 30, 2009 and 2008, we have generated $6,672 and $20,547 in revenue. At this moment, we generate revenue by signing up new customers through our referral program. Also, our directors are selling our services to their business associates, friends and relatives.  Once we have more funding, we will engage in online advertising, and hire salespersons to sell our Promotional Minute, Media Tracker and Virtual Office services.   We anticipate a more aggressive marketing plan will help us meet our projections as mentioned above.

Expenses for the six months ended June 30, 2009 and 2008 totaled $114,455 and $52,419, resulting in a loss of $129,229 and $51,541. Other than some traveling expenses, the majority of the expenses are general and administrative expenses, and professional fees for filing with the SEC including accounting fees, auditor fees and legal expenses. The expenses have increased as the work loads are more intensive. We do not see any material changes on our expenses in the near future.  In addition, our results show a trend for an increase in revenue and expenses as we continue to implement our business plan.

Revenue

Up to June 30, 2009, Speed Dial and Global Forwarding have generated $6,672.

Expenses

The components of our expenses for the six months ended June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008	Increase <Decrease>
1.Cost of Services	$17,408	$16,998		$410
2.Total Operating Expenses	$114,455	$52,419		$62,036
i. Legal and Professional Services	$59,772	$37,752		$22,020
ii. Other expenses(payroll, rent & Utilities)	$2,670	$2,670	$

Total expenses were	$135,901	$72,088		$63,813

Cost of Services

Expense includes amounts related to the purchase of wholesale minutes and communication usage fees.  Cost of services increased during the six months ended June 30, 2009 due to the purchase of wholesale minutes available for sale.

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

Other Expenses

These amounts include payroll, rent, and in kind contribution of services.  Operating expenses increased during the six months ended June 30, 2009 due to an increase in the efforts associated with the implementation of the business plan.

Legal and Professional Services

Expense includes amounts related to the legal and accounting services provided to the Company in conjunction with filing appropriate forms with the SEC.  These expenses increased in the period ended June 30, 2009 due to the SEC approval process started in early 2008.

Results of Operation for the Three Months Ending June 30, 2009 Compared to the Three Months Ending June 30, 2008

The following table presents certain consolidated statement of operations information for the three months ended June 30, 2009 and 2008. The discussion following the table is based on these results.

	For the three months ended	For the three months ended
	June 30, 2009	June 30, 2008

Revenue	$3,546	$18,402
Cost of services	6,453	12,148
Gross profit	(2,907)	5,894
Operating Expenses:
Payroll expenses	1,665	1,665
Rent and utilities	1,335	1,335
Depreciation & amortization	3,244	-
Legal & professional fees	14,358	30,345
Outside service	3,388	-
Other operating expenses	17,305	2,965
Total Operating Expenses	41,295	36,310
Loss from Operations before Income Taxes	(44,202)	(30,416)
Provision for Income Tax	(1,219)	(1,871)
Net Loss	$(45,421)	$(32,287)

Loss per Share – Basic and Diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding during the period - Basic and Diluted	8,943,146	8,675,938

For the three months ending June 30, 2009 and 2008, we have generated $3,546 and $18,402 in revenue. At this moment, we generate revenue by signing up new customers through our referral program. Also, our directors are selling our services to their business associates, friends and relatives.  Once we have more funding, we will engage in online advertising, and hire salespersons to sell our Promotional Minute, Media Tracker and Virtual Office services.   We anticipate a more aggressive marketing plan will help us meet our projections as mentioned above.

Expenses for the three months ended June 30, 2009 and 2008 totaled $41,295 and $36,310, resulting in a loss of $45,421 and $32,287. Other than some traveling expenses, the majority of the expenses are general and administrative expenses, and professional fees for filing with the SEC including accounting fees, auditor fees and legal expenses. The expenses have increased as the work loads are more intensive. We do not see any material changes on our expenses in the near future.  In addition, our results show a trend for an increase in revenue and expenses as we continue to implement our business plan.

Revenue

For the three months ended to June 30, 2009, Speed Dial and Global Forwarding have generated $3,546.

Expenses

The components of our expenses for the three months ended June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008	Increase <Decrease>
1.Cost of Services	$6,453	$12,148	$(5,695)
2.Total Operating Expenses	$41,295	$36,310	$4,985
i. Legal and Professional Services	$14,358	$30,345	$(15,987)
ii. Other expenses(payroll, rent & Utilities)	$1,335	$1,335	$-

Total expenses were	$48,967	$50,329	$(1,362)

Cost of Services

Expense includes amounts related to the purchase of wholesale minutes and communication usage fees. Cost of services increased during the three months ended June 30, 2009 due to the purchase of wholesale minutes available for sale.

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

Other Expenses

These amounts include payroll, rent, and in kind contribution of services.  Operating expenses increased during the three months  ended June 30, 2009 due to an increase in the efforts associated with the implementation of the business plan.

Legal and Professional Services

Expense includes amounts related to the legal and accounting services provided to the Company in conjunction with filing appropriate forms with the SEC.  These expenses increased in the three months  ended June 30, 2009 due to the SEC approval process started in early 2008.

Liquidity and Capital Resources

As of June 30, 2009, the Company has cash of $18,186, as compared to $49,430 at December 31, 2008. The decrease in cash was related to funding the business operation for the six months ended June 30, 2009. As of June 30, 2009, the Company had accounts receivable of $3,022 as compared to $9,201 at December 31, 2008. The decrease in accounts receivable was related to the decrease in sales for the six months ended June 30, 2009 as compared to the same period of 2008.We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue and additional investor funding. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan.

We do not currently have any commitments for capital expenditures.We believe we will require additional outside capital of $110,000 to fully implement our business model. Should we pursue additional capital investment, we expect such financing to take the form of a private placement of equity or debt. We intend to seek advice from investment professionals on how to obtain additional capital.

The additional capital will be used to expand our existing network in order to better serve our market penetration. Specifically, the proceeds will be allocated as follows;

Hardware: $30,000
Software: $15,000
Network Implementation: $15,000
Marketing: $40,000
Reserve: $10,000

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $129,229, a working capital deficiency of $69,101, and has an accumulated deficit of $333,913 at June 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.    Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2009, the Company accepted subscriptions receivable of 166,800 shares through a private offering for sale to persons who qualify as accredited investors.  In connection with this offering, the Company has a subscription receivable of $20,016.  During the second quarter of 2009, the Company collected the subscription receivable.

On April 19, 2009, the Company issued 83,335 shares of common stock for $10,000 cash.

During June of 2009, the Company sold 130,400 shares of stock for $15,648 in cash.

On June 23, 2009, the Company issued 125,000 shares to an investor for a stock subscription receivable of $15,000

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

APEXTALK HOLDINGS, INC.
Registrant

Date: August 17, 2009	By: /s/ Tony Li
Tony Li
Chief Executive Officer

Date: August 17, 2009	By: /s/ Spencer Luo
Chief Financial and Accounting Officer