Form 10-Q
period 2009-09-30
Apextalk Holdings Inc
filed 2009-11-20
CIK 1429684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2009:459,706 shares of common stock.

APEXTALK HOLDINGS, INC.

FORM 10-Q

September 30, 2009

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

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

Our financial statements are as follows:

APEXTALK HOLDINGS, INC. AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

PAGE	3	CONDENSED CONSOLIDTAED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

PAGES	5 – 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(UNAUDITED)

ASSETS
Current Assets
Cash	$2,027	$49,430
Accounts receivables, net	4,367	9,201
Other receivables, net	1,871	1,871
Inventories, net	-	1,840
Deposit	-	11,000
Total Current Assets	8,265	73,342
Property and equipment, net	45,187	54,252
Patent, net	8,969	8,969
Total Assets	$62,421	$136,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable	$24,889	$40,266
Accrued expenses	61,672	40,747
Unearned Revenue	11,403	11,036
Shareholder's loan	1,000	1,000
Total Liabilities	98,964	93,049
Stockholders' Equity
Common Stock, authorized 1,000,000,000 shares,
par value $0.001, 459,706 shares and 434,429 shares issued and outstanding, respectively	459	434
Additional Paid in Capital	348,678	247,764
Accumulated Deficiency	(385,680)	(204,684)
Total Stockholders' Equity (Deficiency)	(36,543)	43,514
Total Liabilities and Stockholders' Equity (Deficiency)	$62,421	$136,563

See accompanying notes to unaudited condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended		Nine Months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue	$7,755	$25,189	$14,427	$45,736
Cost of services	11,436	25,355	28,844	42,353
Gross profit	(3,681)	(166)	(14,417)	3,383
Operating Expenses:
Payroll expenses	1,665	1,665	4,995	4,995
Rent and utilities	1,335	1,335	4,005	4,005
Bad debts	-	2,080	-	2,080
Depreciation	3,244	-	9,700	-
Legal & professional fees	20,607	24,271	80,379	62,023
Outside service	7,100	13,630	13,488	13,630
Other operating expenses	12,916	1,351	48,755	10,018
Total Operating Expenses	46,867	44,332	161,322	96,751
Loss from Operations before Income Taxes	(50,548)	(44,498)	(175,739)	(93,368)
Provision for Income Tax	(1,219)	-	(5,257)	(2,671)
Net Loss	$(51,767)	$(44,498)	$(180,996)	$(96,039)

Loss per Share – Basic and Diluted	$(0.11)	$(0.10)	$(0.40)	$(0.22)
Weighted average number of common shares outstanding during the period - Basic and Diluted	459,706	434,009	447,190	434,009

See accompanying notes to unaudited condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIENCY)

	Common Stock		Paid in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficiency)

Balance, December 31, 2008	434,429	$434	$247,764	$-	$(204,684)	$43,514

Common Stock issued for cash	14,590	14	35,002	-	-	35,016

Common Stock issued for cash	10,687	11	25,637	-	-	25,648

In kind contribution for services			40,275	-	-	40,275

Net Loss					(180,996)	(180,996)
Balance, September 30, 2009 (UNAUDITED)	459,706	$459	$348,678	$-	$(385,680)	$(36,543)

See accompanying notes to unaudited condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the period ended	For the period ended
	September 30, 2009	September 30, 2008

Cash Flows from Operating Activities
Net Loss	$(180,996)	$(96,039)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,700	1,935
In kind contribution of services	40,275	11,160
Changes in operating assets and liabilities:
(Increase) / decrease in:
Accounts receivable and other receivable	4,834	(12,861)
Accounts receivable, other		(1,871)
Inventory	1,840	-
Unearned Revenue	367	1,208
Deposits	11,000	(10,000)
Increase/ (decrease) in:
Accounts payable	(15,377)	32,642
Accrued expenses	20,925	12,051
Net Cash Used In by Operating Activities	(107,432)	(61,775)

Net Cash flows from Investing activities
Purchase of Equipment	(635)	(42,765)
Net Cash Used In Investing activities	(635)	(42,765)

Net Cash Flows from Financing Activities
Proceeds from the sale of common stock	25,648	3,500
Repayment of stockholder loan	-	(1,840)
Proceeds from the collection of Stock Subscription receivable	35,016	85,538
Net Cash Provided by Financing Activities	60,664	87,198

Net Decrease in Cash	(47,403)	(17,342)

Cash, Beginning of Period	49,430	139,045
Cash, End of Period	$2,027	$121,703

Supplemental disclosure of cash flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$1,600	$800

See accompanying notes to unaudited condensed consolidated financial statements.

APEXTALK HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 AND 2008
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

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 260, Earnings Per Share.  As of September 30, 2009 and 2008, there were no diluted shares outstanding.

Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification No. 740, Income Taxes.  Under FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Revenue and Cost Recognition

The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition. Revenue is recognized when amounts are earned and when the amount and timing of the revenue can be reasonably estimated. Expenses are recognized when they occurred and matched against revenue, as a component of costs of services in the statement of operations in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition. Revenues from internet communication services are recognized in the period such services are used by the end user.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of September 30, 2009 and December 31, 2008, the Company has recorded an allowance for doubtful accounts in the amounts of $2,084 and $2,084, respectively.

Inventory

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  As of September 30, 2009 and December 31, 2008, purchased finished goods inventory is $0 and $1,840, respectively.  Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

Consolidation

The books and records of the parent company Apextalk Holdings, Inc. have been consolidated with the records of the wholly owned subsidiaries – Apextalk Inc. as of September 30, 2009 and 2008.  All of the material inter-company transactions have been eliminated.

Reclassification

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on the Company's consolidated net loss or stockholders' deficit.

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

Intangible Assets

Intangible assets are stated at cost and are amortized using straight-line method over their estimated useful lives. Patent fees paid is not amortized until approved.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise. Following the criteria of FASB Accounting Standards Codification No. 350, Intangibles-Goodwill & Other, the Company evaluates the recoverability of its amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events.  FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB Accounting Standards Codification No. 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) he circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing.  FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105.  All other accounting literature not included in the Codification is nonauthoritative.  The Codification is effective for us in the third quarter of 2009.  The adoption of this guidance only affected how specific references to GAAP literature have been disclosed in the notes to the Company's financial statements; it did not result in any impact on the Company's results of operations, financial condition, or cash flows.

NOTE 3.     INCOME TAXES

The Company accounts for income taxes under FASB Accounting Standards Codification No. 740, Income Taxes.  Under FASB Accounting Standards Codification No. 740, clarification is given on the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements,  FASB Accounting Standards Codification No. 740, Income Taxes, describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

NOTE 4.     PROPERTY AND EQUIPMENT

At September 30, 2009 and December 31, 2008 property and equipment is as follows:

	September 30, 2009	December 31, 2008

Computer and Office Equipment	$68,400	$67,765
Less accumulated depreciation	(23,213)	(13,513)

	$45,187	$54,252

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $9,700 and $1,935, respectively.

NOTE 5      STOCKHOLDERS’ EQUITY

Common and Preferred Stocks

On March 31, 2009, the Company accepted subscriptions receivable of 8,340 shares through a private offering for sale to persons who qualify as accredited investors. In connection with this offering, the Company had a subscription receivable of $20,016.  During the second quarter of 2009, the Company collected the subscription receivable.

On April 19, 2009, the Company issued 4,167 shares of common stock for $10,000 in cash.

During June of 2009, the Company sold 6,520 shares of stock for $15,648 in cash.

On June 23, 2009, the Company issued 6,250 shares to an investor for a stock subscription receivable of $15,000. During the third quarter of 2009, the Company collected the subscription receivable.

Reverse Stock Split

On November 12, 2009, the Company effectuated a 20 for 1 reverse stock split.  As a result of the reverse stock split, unless otherwise indicated all basic and diluted loss per share, average share, and common stock issued and outstanding information has been adjusted to reflect the aforementioned reverse stock split.

In Kind Contribution

For the nine months ended September 30, 2009, key management personnel contributed administrative and managerial services to the Company with a fair market value of $40,275 (See Note 6).

NOTE 6      RELATED PARTY TRANSACTIONS

The current office space is sub-leased from one of the shareholders on a month to month basis.  The rent expense for the nine-month ended September 30, 2009 and 2008 is $4,005 and $4,005, respectively.

The Company entered into an agreement with Apex Telecom, shareholder of the Company, for leasing the facility and related equipment for use in the operation.  The monthly rate of this lease is $200 per month.  Either party could terminate the lease by 30 day notification to the other party.

During the period ended September 30, 2009 and 2008, the Company accrued compensation for key management personnel for the administrative and managerial services rendered to the Company.  The total compensation accrued for the nine-month ended September 30, 2009 and 2008 is $4,995 and $4,995, respectively.

For the nine months ended September 30, 2009, key management personnel contributed administrative and managerial services to the Company with a fair market value of $40,275 (See Note 5).

NOTE  7     GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $180,996, and used $107,432 in cash flows from operations during the nine months ended September 30, 2009, and has an accumulated deficit of $385,680 at September 30, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise additional capital, implement its business plan, and work closely with their potential merger company provide the opportunity for the Company to continue as a going concern.

NOTE  8.    STOCK PURCHASE AGREEMENT

On September 16, 2009, the Company's management incorporated Global Apex Holdings, Inc. (GAHI) under the laws of the state of Delaware.  On October 13, 2009, the Company's management incorporated Global Apex, Inc. (GAI) under the laws of the state of California.  GAHI was incorporated for the purpose of owning all of the outstanding shares of Global Apex, Inc. (GAI) and GAHI's shareholders will be identical to the current shareholders of the Company.  GAI was incorporated for the purpose of being the receiving company of certain assets to be spun-off pursuant to the stock purchase agreement dated September 25, 2009.  As of November 12, 2009, neither GAHI nor GAI had any transactions, owned any assets, had any stockholders and were awaiting the close of the stock purchase agreement dated September 25, 2009 which was updated on November 12, 2009.

On September 25, 2009, the Company, along with the newly created entities Global Apex Holdings, Inc. and Global Apex, Inc., entered into a stock purchase agreement for which the Company was to sell shares up to 90% of the Company's currently outstanding shares of common stock to a group of unrelated third party investors (Purchasers) for an aggregate purchase price of $300,000.  Pursuant to the transaction and as additional consideration, the Company will transfer 70% of its equity interest in Apextalk, Inc. to Global Apex, Inc. and the remaining 30% equity interest in Apextalk, Inc. to the Purchasers.

The closing date shall take place on or before December 31, 2009.  Upon closing and for one year after closing, as further consideration to the existing shareholders, the Purchasers will compensate Global Apex Holdings, Inc. in cash of $30,000 for every $1,000,000 in additional equity raised by the Company from outside investors, of up to a total maximum additional equity of $4,000,000 in the aggregate.  As of November 12, 2009, the Company updated the agreement to reflect the current shares outstanding as a result of the reverse stock split (see Note 5).  In addition, as of November 12, 2009 the agreement has not closed and no monies have been received.

NOTE  9.     SUBSEQUENT EVENTS

On October 2, 2009, the Company entered into a consulting agreement with an individual to provide consulting services related to the Company's development of its soft switch for a fee of $1,000 per month for three months.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 12, 2009, the date the financial statements were issued.

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

1.
We have a signed Stock Purchase Agreement dated on September 25, 2009, with 5 individuals from the People’s Republic of China (PRC) to purchase 90% of our current outstanding shares from all of our shareholders for $300,000. All of the existing shareholders have agreed to sell their 90% shares to these 5 PRC investors.

The 5 individuals have done their due diligence and agreed to deposit their funding into our attorney Anslow & Jaclin’s trust account for purchase of the Company. Up to November 4, 2009, there was $291,200 deposited into our attorney’s trust account.

When the 5 individuals from PRC become the major shareholders, the existing board of directors will resign and new directors of the board will be re-elected.

The new management will seek additional funding from overseas investors and is going to develop a telecommunication and related businesses in both hardware and software applications within China and the United States, also, the possibility of going into other business opportunities for the Company.

Based on the Stock Purchase Agreement, the 5 PRC investors agreed to have our existing shareholders own 70% of the existing telecom operation under a new business name “Global Apex, Inc.” a California corporation. The 5 individuals from PRC will own the remaining 30% of “Global Apex, Inc.”.

The purchase agreement has indicated that the Apextalk Holdings Inc. stock needed to be reverse split at the ratio of 20:1. On November 12, 2009, we received approval from FINRA for the reverse split.

We have setup “Global Apex, Inc.” a private company which is owned by a newly formed Delaware private company called “Global Apex Holdings, Inc.”  The shareholders and equity position of “Global Apex Holdings, Inc.” are structured exactly as our current Apextalk Holdings, Inc. before selling to the 5 individual PRC investors.

These two (2) newly formed companies are set up according to the Stock Purchase Agreement, to ensure our current shareholders get the full benefit of selling their shares to the 5 PRC investors.

With this new management and potential funding, the Company is intended to launch new product lines and new services related to the telecom industry for our China and US markets. One of the new product lines could be hardware development for VoIP calling, other services related to telecom consultation services, or could be in different industry.

While our current business is still in operation and before the final closing of the Stock Purchase Agreement dated September 25, 2009, we intend to support our current business model to launch a larger marketing campaign through a revised referral program to boost up our sales during the last quarter of 2009. We expect the total cost of the marketing program to range from $5,000 to $10,000.

2.
During the next 12 months, we have the possibility to work closely with the 5 PRC investors to come up with new hardware and new services package to attract new customers.  The 5 PRC investors are going to seek additional business ventures either related to telecom industry or products and services in a total different industry.

3.
At this moment, all functions will be coordinated and managed by the founders of the Company, including marketing, finance and operations. In the next three months, we are planning to hire two full time marketing personnel and four part-time employees for customer service to coordinate marketing efforts and technical support. The time commitment of these positions will depend upon the 5 PRC investors’ marketing and the availability of additional funding.

4.
Within 1 year

If the business grows as planned, we will consider opening an office in China, to support the 5 PRC investors in developing the Chinese market. With a few years’ experience, our growth rate may be able to generate 25 net customers per day, and expect to bring in a total of 2,250 new customers in the last quarter and proximately 4,250 subscribers by the end of next 12 months.

In summary, based on our current business model that we are building, we are expecting to sign-up approximately 4,250 subscribers, and be able to generate approximately $600,000 revenue from our new and existing customers within 360 days.  The projections are based on our estimates only, and the result is not yet realized.  We are only using this as our guideline to set milestones on our progress.

We currently generate revenues from two types of services that we are offering-- “Speed Dial,” and “Global Forwarding”.

Result of Operations

Results of Operation for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following table presents certain consolidated statement of operations information for the nine months ended September 30, 2009 and 2008. The discussion following the table is based on these results.

	For the Nine Months ended	For the Nine Months ended
	September 30, 2009	September 30, 2008

Revenue	$14,427	$45,736
Cost of services	28,844	42,353
Gross profit	(14,417)	3,383

Operating Expenses:
Payroll expenses	4,995	4,995
Rent and utilities	4,005	4,005
Bad debts	-	2,080
Depreciation	9,700	-
Legal & professional fees	80,379	62,023
Outside service	13,488	13,630
Other operating expenses	48,755	10,018
Total Operating Expenses	161,322	96,751
Loss from Operations before Income Taxes	(175,739)	(93,368)
Provision for Income Tax	(5,257)	(2,671)
Net Loss	$(180,996)	$(96,039)

Loss per Share – Basic and Diluted	$(0.40)	$(0.22)
Weighted average number of common shares outstanding during the period - Basic and Diluted	447,190	434,009

Revenue: Net revenue decreased by $31,309 or approximately 69%, from $45,736 for the nine months ended September 30, 2008 to $14,427 for the nine months ended September 30, 2009.  Our overall net revenue decreased because of the expiration of the wholesale minutes program.

Cost of Services: Cost of services decreased by $13,509, or approximately 32%, from $42,353 for the nine months ended September 30, 2008 to $28,844 for the nine months ended September 30, 2009. The cost of services decreased because of the decrease in wholesale minutes usage in association with the wholesale minutes program.

Gross profit: Gross profit decreased by $17,800, or 527%, from $3,383 for the nine months ended September 30, 2008 to ($14,417) for the nine months ended September 30, 2009. Our gross profit decreased mainly due to the expiration of the wholesale minutes program.

Operating Expenses: Operating expenses were $96,751 for the nine months ended September 30, 2008, compared to $161,322 for the nine months ended September 30, 2009.  This represents an increase of $64,571, or approximately 67%, primarily due to the increase in legal & professional services associated with our SEC filings, an increase in depreciation of fixed assets, and an increase in the other operating expenses which represent the expensing of the in-kind contribution of services by the directors.

Net Loss:  Net loss was $96,039 for the nine months ended September 30, 2008, compared to $180,996 for the nine months ended September 30, 2009, an increase of $84,957 or approximately 89%. Our net loss increased because of the loss of profit related to the  wholesale minutes program, the increase in legal & professional services associated with our SEC filings, an increase in depreciation of fixed assets, and an increase in the other operating expenses which represent the expensing of the in-kind contribution of services by the directors.

Results of Operation for the Three Months Ending September 30, 2009 Compared to the Three Months Ending September 30, 2008

The following table presents certain consolidated statement of operations information for the three months ended September 30, 2009 and 2008. The discussion following the table is based on these results.

	For the three months ended	For the three months ended
	September 30, 2009	September 30, 2008

Revenue	$7,755	$25,189
Cost of services	11,436	25,355
Gross profit	(3,681)	166
Operating Expenses:
Payroll expenses	1,665	1,665
Rent and utilities	1,335	1,335
Depreciation	3,244	-
Legal & professional fees	20,607	24,271
Outside service	7,100	13,630
Other operating expenses	12,916	1,351
Total Operating Expenses	46,867	44,332
Loss from Operations before Income Taxes	(50,548)	(44,498)
Provision for Income Tax	(1,219)	-
Net Loss	$(51,767)	$(44,498)

Loss per Share – Basic and Diluted	$(0.11)	$(0.10)
Weighted average number of common shares outstanding during the period - Basic and Diluted	459,706	434,009

Revenue: Net revenue decreased by $17,434 or approximately 70%, from $25,189 for the three months ended September 30, 2008 to $7,755 for the three months ended September 30, 2009.  Our overall net revenue decreased because of the expiration of the wholesale minutes program.

Cost of Services: Cost of services decreased by $13,919, or approximately 55%, from $25,355 for the three months ended September 30, 2008 to $11,436 for the three months ended September 30, 2009. The cost of revenue decreased because of the decrease in the wholesale minutes usage in association with the wholesale minutes program.

Gross profit: Gross profit decreased by $3,847, or 2318%, from $166 for the three months ended September 30, 2008 to ($3,681) for the three months ended September 30, 2009. Our gross profit decreased mainly due to the expiration of the wholesale minutes program.

Operating Expenses: Operating expenses were $44,332 for the three months ended September 30, 2008, compared to $46,867 for the three months ended September 30, 2009.  This represents an increase of $2,535, or approximately 6% and is mainly due to an increase in the other operating expenses which represent the expensing of the in-kind contribution of services by the directors.

Net Loss:  Net loss was $44,498 for the three months ended September 30, 2008, compared to $51,767 for the three months ended September 30, 2009, an increase of $7,269 or approximately 17%. Our net loss increased primarily due to the loss of profit from the wholesale minutes program.

Liquidity and Capital Resources

As of September 30, 2009, the Company has cash of $2,027, as compared to $49,430 at December 31, 2008. The decrease in cash was related to funding the business operation for the nine months ended September 30, 2009. As of September 30, 2009, the Company had accounts receivable of $4,367 as compared to $9,201 at December 31, 2008. The decrease in accounts receivable was related to the decrease in sales for the nine months ended September 30, 2009 as compared to the same period of 2008.We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue and additional investor funding. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan.

We do not currently have any commitments for capital expenditures. We are expecting to close the Stock Purchase Agreement with the 4th quarter of 2009, we believe we will have additional outside capital of $120,000 to fully implement our business model.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $180,996, and used $107,432 in cash flows from operations during the nine months ended September 30, 2009, and has an accumulated deficit of $385,680 at September 30, 2009.  This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The current financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events.  FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB Accounting Standards Codification No. 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) he circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing.  FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105.  All other accounting literature not included in the Codification is nonauthoritative.  The Codification is effective for us in the third quarter of 2009.  The adoption of this guidance only affected how specific references to GAAP literature have been disclosed in the notes to the Company's financial statements; it did not result in any impact on the Company's results of operations, financial condition, or cash flows.

 Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.    Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2009, the Company accepted subscriptions receivable of 8,340 shares through a private offering for sale to persons who qualify as accredited investors.  In connection with this offering, the Company has a subscription receivable of $20,016.  During the second quarter of 2009, the Company collected the subscription receivable.

On April 19, 2009, the Company issued 4,167 shares of common stock for $10,000 cash.

During June of 2009, the Company sold 6,520 shares of stock for $15,648 in cash.

On June 23, 2009, the Company issued 6,250 shares to an investor for a stock subscription receivable of $15,000

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

With the written consent of the majority shareholders in lieu of a special meeting, the Company effectuated a 20 for 1 reverse split on its issued and outstanding common stock on November 12, 2009.

Item 5. Other Information.

None

Item 6. Exhibits.

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

APEXTALK HOLDINGS, INC.
Registrant

Date: November 20, 2009	By: /s/ Tony Li
Tony Li
Chief Executive Officer

Date: November 20, 2009	By: /s/ Spencer Luo
Chief Financial and Accounting Officer