Form 10-K
period 2009-12-31
Apextalk Holdings Inc
filed 2010-04-15
CIK 1429684

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐    No  ☒

There is no established public trading market for our common stock.

As of April 8, 2010, the registrant had 1,293,040 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Apextalk Holdings, Inc. (the “Company or “we”) was incorporated in the State of Delaware on November 7, 2007.   On November 16, 2007 we entered into a share exchange agreement with Apextalk, Inc., a California based corporation, whereby Apextalk, Inc. became our wholly owned subsidiary.  All of our operations are conducted through Apextalk, Inc.  On November 18, 2007, we issued 89,619 common shares (post reverse split) to TLMS International, Inc. and 44,810 common shares (post reverse split) to Spencer Luo for in exchange for an aggregate $111,038 investment in us.

We have integrated VoIP and wireless technology to develop various market driven applications.  With our “Soft-switch”, we have developed a few unique applications with proprietary programming.  These applications have been soft launched on the US market by introducing our services slowly into the market. We have approached the friends and business associates of our officers and directors to test our services.  During our “soft launch,” we found great appreciation and acceptance of our products and services. Based upon the positive feedbacks we have received, we believe we can expand our services with additional funding and a systematic marketing and promotional plan in place.

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

Other than the US market, our strategy is to open up the burgeoning market place in the People’s Republic of China (“PRC”). We will attempt to establish strategic alliances in China and Hong Kong to explore business opportunities within those regions.  We will also seek opportunities to acquire existing business engaged in the telecom industry and or other business in the PRC.

Products and Services

Our products and services are designed for small and medium size businesses although many individuals have also chosen to use our products and services. We generate revenue from the sale of minutes to our customers.  The following summarizes the current services provided by us, as well as our planned services:

●	Speed Dial: The user can set all the numbers that he/she most frequently calls for up to 99 extensions.

●
Global Forwarding: The customer is assigned a dedicated personal local DID and or 800 number, customer logs online, access to our web site. Customer can route their personal number to any phone number wherever customer is out of the office and or is traveling overseas. Customers can re-route to any phone number at anytime using a landline phone or via the Internet. This way, customers will not miss any calls originated from their home base while they are traveling. Customers will pickup phone calls anywhere from their friends, relatives and business associates while they are traveling.

●	Virtual office: Customers with small to medium offices can use this service to route calls to anywhere when they are out of the office.

●
Promotional Minute - Interactive Voice Prompt Promotional System: This is our unique application.  Business buys bulk minutes from us, and then issue phone cards and or VIP card and give to their loyal customers for free.  Each phone card carries Apextalk’s personal and dedicated phone number. Their customer calls each one’s personal number, then “Press the number “2” to get access to long distance connection for free or up to a preset limit of usage set by the business.

Once customers get use to their personalized number, they do not need to look for the business’ phone number. Instead, they just need to dial their own personal phone number and then “Press the number 1,” which will route the call to the business’ main switch. By using our system, business operators can easily get repeat customers, since the business’ number is already built into the customers’ memory. Businesses can update their voice prompts to promote their current marketing and sales pitches when their customers press “number 1”.

●
Media Tracker: Media Tracker is a dynamic tool, designed to help business to determine the most effective means of marketing products and services.  By providing a different phone number for each advertising media, such as TV commercials, radio spots, newspapers and even flyers. Media Tracker gives customers live call-counting on each phone number.  This information can be used to monitor the effectiveness of each media in order to streamline business’ adverting budget more effectively.

Among our products and services, “Speed Dial” and “Global Forwarding” are well accepted in the market and currently generate revenues. We plan to build and improve market depth of these two services in the near future. “Wholesale Call Minutes” is currently generating revenues and we do not have any further development plan for this service. “Media Tracker,” “promotion Minute,” and “Vertical Office” are finished with their developed stage and were launched on December 1, 2008.  To date, we are planning to utilize approximately $8,000 to launch our “Media Tracker,” “Promotional Minute,” and “Virtual Office” services to the general public.

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

Termination to international is conducted through Apex Telecom, a significant shareholder of the Company, which is using Quest, Level 3 and other telecom providers.  However, we are planning to use some other international call termination services to other providers and possible other carriers for other countries.

By connecting with different providers that are strong on connecting to their particular country or market, the sound quality will be more reliable and enhance our customers’ satisfaction.  For the year ended December 31, 2009, the majority of our revenue is coming from retail including international and domestic connections. Speed Dial and Global Forwarding generated $12,825.  However, the “Promotional Minute” concept is more likely to use domestic connection instead of international call termination services, as the sponsors are located in the domestic market.

Market Opportunity

As international trade dramatically increases and even small companies are attempting to create their global presence. The need for a user-friendly, low costs global communication program will continue to be in substantial demand.

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

We have not signed any agreement with any overseas telecom operators to date. The local partners and or joint venture parties will be value-added telecom providers in that particular country.  This overseas partnership is part of our international business model. It expands our coverage to other countries to offer our products and services. At the same time, we can support our US customers when they travel overseas to a country where we have local partners, and the local partners will be able to support them when they have communication problems.

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

Currently, Apex Telecom, a minor shareholder who owns approximately 0.58% of our common stock, provides phone service over broadband.

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

The cost break down will be:

•	Bandwidth Fee $50 per month
•	Access PRI is $350 per line per month

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

Next Generation Soft-switch Development

Next generation development –Cheuk Wong and Edward Seo are  looking for capable  programmers to further develop the Soft-switch with a more robust hardware and software to support custom-tailored features for specific customers and larger capacity of customer base.

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

Intellectual Property

“Promotional Minute” technology, is currently protected by U.S. Patents. U.S. Patents pending number 12/371,454.

Material Contracts

•
On December 30, 2009, we entered into a stock purchase agreement with Champion Investors (China) Ltd., a New York company, pursuant to which, we agreed to sell and Champion Investors agreed to purchase a total of 1,666,668 shares of our newly issued common stock at a purchase price of $2.40 per share equal to Four Million Dollars ($4,000,000) in the aggregate in reliance upon Section 4(2) of the Securities Act.

•
On December 14, 2009, we entered into a stock purchase agreement (the “Agreement”) with our then existing shareholders (the “Apextalk Shareholders”), Apextalk, Inc., a California corporation and the wholly owned subsidiary of Apextalk Holdings, Global Apex Holdings, Inc., a Delaware corporation whose shareholders are identical to the Apextalk Shareholders (“Global Apex Holdings”), Global Apex, Inc., a California corporation and a wholly owned subsidiary of Global Apex Holdings (“Global Apex”) and five individual purchasers set forth in the Agreement (the “Purchasers”).

Pursuant to the Agreement, the Apextalk Shareholders agreed to transfer to the Purchasers an aggregate of 413,736 shares of our common stock (the “Purchased Shares”), representing 90% of our issued and outstanding common stock, at an aggregated purchase price of Three Hundred Thousand Dollars ($300,000) (the “Purchase Price”) in reliance upon the exemption from securities registration provided by Section 4(2) of the Securities Act of 1933, as amended. Upon the final closing of the Stock Purchase, the Purchasers shall aggregately hold 90% of our issued and outstanding common stock. In addition, subject to the terms and condition of the Agreement, we agreed to transfer 70% of our equity interest in Apextalk, Inc. to Global Apex. We shall retain the remaining 30% equity interest in Apextalk, Inc. As additional consideration, we agreed to grant Global Apex Holdings the right to receive a cash payment in the amount of $30,000 for each $1,000,000 invested into us of up to $4,000,000 in the aggregate from outside investors. As of April 8, 2010, the transfer has not completed due to the complications arising from operations and from net assets transfer.

•
Since July 1, 2008, Apex Telecom, a local telephone services provider in California, provides access network to Apextalk. Apex Telecom provides co-location space to Apextalk at a fixed monthly fee of $150 per month. In additional, Apex Telecom is also providing us with access network which includes $50 for 8 lines per month for internet access and PSTN access.

Employees

As of April 8, 2010, we have three (3) full time employees.

ITEM 1A.     RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.   DESCRIPTION OF PROPERTY

Our business office is located at 637 Howard Street, San Francisco, CA 94105.  Our telephone number is (415) 462-0901. As we are expanding our operation, we currently lease more space to meet our need and we are paying $2,000 per month for our principal office. Currently, the space at Apex Telecom for our servers is still sufficient and we are paying $200 per month for it; however, if we expand our business, we will have to lease a larger space.

ITEM 3.   LEGAL PROCEEDINGS

To our knowledge, we are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened.

ITEM 4.    (REMOVED AND RESERVED)

None
PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

Our common stock has been listed on the Over-the-Counter Bulletin Board system under the symbol “APXG” since November 12, 2009.   We effectuated a one-for-twenty reverse stock split on our issued and outstanding common stock on November 12, 2009.  Currently, there is no public trading market for our common stock.

Holders

As of April 15, 2010, we had 52 shareholders of our common stock.

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

Corporate History and Structure

We were incorporated in the State of Delaware as Apextalk, Inc. on November 7, 2007.  On November 12, 2007, we changed our name to Apextalk Holdings, Inc. On November 16, 2007, we entered into a share exchange agreement (“Share Exchange Agreement”) with ApexTalk, Inc., a California corporation, pursuant to which, the ApexTalk, Inc. shareholders transferred to us all of the issued and outstanding capital stock of ApexTalk, Inc. in exchange for 180,000 of our newly issued common shares.  As a result, Apextalk, Inc. became our wholly owned subsidiary.

On November 18, 2007, we issued 89,619 common shares to TLMS International, Inc. and 44,810 shares to Spencer Luo in exchange for an aggregate $111,038 in the Company.

On December 14, 2009, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with our then existing shareholders (the “Apextalk Shareholders”), Apextalk, Inc., Global Apex Holdings, Inc., a Delaware corporation whose shareholders are identical to the Apextalk Shareholders (“Global Apex Holdings”), Global Apex, Inc., a California corporation and a wholly owned subsidiary of Global Apex Holdings (“Global Apex”) and five individual purchasers set forth in the Agreement (the “Purchasers”).  Pursuant to the Agreement, the Apextalk Shareholders transferred to the Purchasers an aggregate of 413,736 shares of our common shares, representing 90% of our then issued and outstanding common shares at the purchase price of $300,000. In addition, in connection with the closing of the Stock Purchase Agreement, we reached an understanding to assign and transfer our Apextalk Inc’s technologies and in-turn owns 30% of Global Apex, Inc.  As additional consideration to the closing, we agreed to grant Global Apex Holdings, Inc. the right to receive a cash payment in the amount of $30,000 for each $1,000,000 investment from outside investors invested into the Company, up to $4,000,000 in the aggregate.  With the additional capital, the Company is planning to expand its current operations beyond its current segment by acquiring other profitable businesses as the Company deems necessary from time to time, to continue to enhance and maximize the shareholders’ value. As of April 8, 2010, the transfer has not completed due to the complications arise from operations and of net assets transfer.

The following chart depicts our current corporate structure:

Business Overview

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

Business Plan

     The following outlines our business plan for the next 12 months:

1.
We are a growing and value added telecom service provider, and we intend to partner with different local value-added service providers around the globe.  In addition to the US market, our strategy is to open up the burgeoning market place in the People’s Republic of China (“PRC”).  We will continue to reach out to potential candidates in the PRC, Hong Kong, and the Philippines to develop global business opportunities.  We may also engage in opportunities to acquire viable businesses in the telecom and financial consultation service industries in the PRC to support our emerging global presence.

2.
We will continue to attract subscribers to sign up with our services through various marketing channels such as a referral program, online advertising, out-door sales teams going after telecom retail outlets, and also start developing the alliance and the joint venture program with overseas value-added telecom operators.  We expect the total cost of the marketing to substantially increase from 2009.

3.
On November 17, 2009, we entered the Stock Purchase Agreement, in which 5 individuals from the PRC agreed to purchase 90% of our current outstanding shares from all of our shareholders for $300,000.  In connection with the closing of the Stock Purchase Agreement on December 14, 2009, our original executive officers and directors resigned and new officers and directors were appointed.

As a result of the closing of the Stock Purchase Agreement, we not only formed a management team with both operational and financing expertise but also acquired additional funding for our development of hardware and software application business and financial consultation services both in the China and in the U.S.

With this new management and additional funding, we intend to launch new product lines and services related to the telecom industry for Chinese and US markets.  One of the new product lines could be hardware development for VoIP calling, other services related to telecom consultation services or financial consultation services.

We entered an agreement with a Chinese company - Guangdong Yi An Investment Consulting Co., Ltd. (Yi An) on December 16, 2009, regarding an acquisition of 51% of Yi An’s issued and outstanding common stocks. The agreement was contingent on receiving approval from the Chinese government. The transaction was approved by the Chinese relevant authorities in March, 2010. Currently, we are in the process of finalizing the transaction.

Results of Operation for the Years Ended December 31, 2009 and 2008

The following table presents certain consolidated statement of operations information for the year ended December 31, 2009 and 2008.  The discussion following the table is based on these results.

	For the year ended	For the year ended
	December 31, 2009	December 31, 2008

Revenue	$19,841	$56,806
Cost of services	35,879	58,016
Gross profit	(16,038)	(1,210)
Operating Expenses:
Payroll expenses	56,640	17,820
Rent and utilities	5,340	5,340
General and administrative	42,277	48,455
Legal and professional fees	83,026	66,686
Total Operating Expenses	187,283	138,301
Loss from Operations before Income Taxes	(203,321)	(139,511)
Provision for Income Tax	(7,950)	(7,546)
Net Loss	$(211,271)	$(147,057)

Loss per Share – Basic and Diluted	$(0.47)	$(0.34)
Weighted average number of common shares outstanding during the period - Basic and Diluted	450,344	434,114

Revenue: Our revenue was generated by existing customers and signing up of new customers through our referral program and from our services rendered to business associates, friends and relatives of our officer and directors.  For the year ended December 31, 2009, we generated $19,841 in revenue, representing a decrease of $36,965 compared to the revenue of $56,806 during the same period ended on December 31, 2008.   The decrease of our revenue was due to in part with the softness of economy and in part the sales outreach by the directors and officers have reached saturated point in their respective local regions, therefore new shareholders and investors are recruited to bring new life sign to the Company.

Cost of Service: Our cost of services include expenses related to the purchase of wholesale minutes and communication usage fees.  Our cost of services were $35,879 for the year ended December 31, 2009, compared to $58,016 for the same period ended December 31, 2008, representing a decrease of $22,137 or 38.16%. The decrease was primarily due to in the respective decrease in sales revenue and certain cost cutting measures instituted by the management.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, payroll taxes, advertising, consulting fees, travel and entertainment expenses.  Our general and administrative expenses were $42,277 for the year ended December 31, 2009, compared to $48,455 in the same period ended December 31, 2008, representing an decrease of $6,178 which caused by travel and related expenditures.  The legal and professional fees were $83,026 for the current period and $66,686 for the period ended a year earlier.  The increase was primarily attributable to the ongoing activities related to sales of shares and transactions to five new shareholders.

Liquidity and Capital Resources

As of December 31, 2009, we had $21,710 in cash, compared to $49,430 as of December 31, 2008.  This decrease  in cash was primarily due to net cash used in operating activities of $118,465, and net cash proceeds of $60,664 from the issuance of common stock between the first quarter and the third quarter of 2009, and the $30,716 in shareholders loan from proceeds of the sale of 90% of their common stock to the five new shareholders.

Because of the two million dollars new investment received in early 2010, the Company believe that we have sufficient funding to satisfy our cash requirements for the next twelve months.

In the next 12 months, we believe we will require substantial capital injection and financing to fully implement our business model in the telecommunication section, as well as develop new line of business such as financial consultation services.  We expect the capital injection and financing to be in the form of a private placement of equity or debt and should be from $3 million to $5 million.  We intend to seek advice from investment professionals and the 5 investors from the PRC on how to raise additional capital and obtain financing.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $211,271, a working capital deficiency of $108,025, used $118,465 in cash flows from operations during 2009, and had an accumulated deficit of $415,955 at December 31, 2009.  This normally would raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Nevertheless, with the confirmation of the additional capital received in early 2010, the Company believes the financial statements do not need to include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this annual report.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

In February 2010, the FASB issued update No. 2010-09 -- Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  The amendment is effective for interim or annual periods ending after June 15, 2010.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS

Our financial statements, together with the report of our independent auditors, are as follows:

APEXTALK HOLDINGS, INC. AND SUBSIDIARY

CONTENTS

PAGE	F1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

PAGE	F3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGE	F4	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGE	F5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGES	F6 - F12	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Apextalk Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Apextalk Holdings, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Apextalk Holdings, Inc. and Subsidiary as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has a net loss of $211,271, and used cash from operations of $118,465 during the year ended December 31, 2009, and had an accumulated deficit of $415,955 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 7, 2010

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$21,710	$49,430
Accounts receivable, net	3,085	9,201
Other receivables, net	1,871	1,871
Inventory, net	-	1,840
Deposit	-	11,000
Total Currents Assets	26,666	73,342
Property and Equipment, net	41,943	54,252
Patent	8,969	8,969
Total Assets	$77,578	$136,563

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$30,165	$40,266
Accrued expenses	61,093	40,747
Unearned revenue	11,717	11,036
Shareholders' loan	31,716	1,000
Total Current Liabilities	134,691	93,049

Total Liabilities	134,691	93,049

Stockholders' Equity
Common stock, authorized 1,000,000,000 shares, par value $0.001, 459,706 shares and 434,429 shares issued and outstanding on December 31, 2009 and 2008, respectively	459	434
Additional paid-in-capital	358,383	247,764
Accumulated deficit	(415,955)	(204,684)
Total Stockholders' Equity (Deficiency)	(57,113)	43,514

Total Liabilities and Stockholders' Equity (Deficiency)	$77,578	$136,563

See accompanying notes to consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Revenue	$19,841	$56,806
Cost of Services	35,879	58,016
Gross profit	(16,038)	(1,210)

Operating Expenses
Payroll expenses	56,640	17,820
Rent and utilities	5,340	5,340
General and administrative	42,277	48,455
Legal and professional fees	83,026	66,686
Total Operating Expenses	(187,283)	(138,301)

Loss from Operations before Income Taxes	(203,321)	(139,511)
Provision for Income Taxes	(7,950)	(7,546)
Net Loss	$(211,271)	$(147,057)

Loss per Share - Basis and Diluted	$(0.47)	$(0.34)

Weighted average number of common shares outstanding
during the period - Basis and Diluted	450,344	434,115

See accompanying notes to consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Paid in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficiency)

Balance, December 31, 2007	432,241	$432	$233,106	$(85,538)	$(57,627)	$90,373

Amount received against the subscription receivable	-	-	-	85,538	-	85,538

Common stock issued for cash	2,188	2	3,498	-	-	3,500

In kind contribution for services	-	-	11,160	-	-	11,160

Net Loss	-	-	-	-	(147,057)	(147,057)
Balance, December 31, 2008	434,429	434	247,764	-	(204,684)	43,514

Common stock issued for cash	25,277	25	60,639	-	-	60,664

In kind contribution for services	-	-	49,980	-	-	49,980

Net Loss	-	-	-	-	(211,271)	(211,271)
Balance, December 31, 2009	459,706	$459	$358,383	$-	$(415,955)	$(57,113)

See accompanying notes to consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONSOLIADTED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash Flows from Operating Activities
Net loss	$(211,271)	$(147,057)
Adjustment to reconcile net loss to net cash provided by used in operating activities:
Depreciation and amortization	12,944	7,872
Provision for doubtful accounts	339	2,084
In kind contribution of services	49,980	11,160
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	5,777	(10,223)
(Increase) decrease in accounts receivable, other	-	(1,871)
(Increase) decrease in inventories	1,840	-
Increase (decrease) in unearned revenue	681	737
(Increase) decrease in deposit	11,000	(11,000)
(Increase) decrease in patents	-	(8,969)
Increase (decrease) in accounts payable	(10,101)	21,117
Increase (decrease) in accrued expenses	20,346	17,102
Net Cash Used in Operating Activities	(118,465)	(119,048)

Cash Flows from Investing Activities
Equipment: Software	(635)	(57,765)
Net Cash Used In Investing Activities	(635)	(57,765)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	60,664	89,038
Repayment of stockholder loan	-	(1,840)
Proceeds from stockholder loan	30,716	-
Net Cash Provided by Financing Activities	91,380	87,198

Net Increase/ (Decrease) in Cash	(27,720)	(89,615)

Cash, Beginning of Period	49,430	139,045
Cash, Ending of Period	$21,710	$49,430

Interest Paid	$-	$-
Income Taxes paid	$6,475	$2,671

See accompanying notes to consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1.     SUMMARY OF ORGANIZATION

Apextalk, Inc. was incorporated on November 7, 2007 under the laws of the state of Delaware. On November 12, 2007, Apextalk, Inc. changed its name to Apextalk Holdings, Inc. The company, located in San Francisco, California, is a holding company whose subsidiary provides various telecom services.

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

Apextalk Holdings, Inc. and its wholly owned subsidiary Apextalk Inc. are hereafter referred to as (the “Company”).

NOTE  2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements a have been prepared by in accordance with accounting principles general accepted in the United States of America and  the rules and regulations of the Securities and Exchange Commission (“SEC”).  Amounts presented in the accompanying financial statements are expressed in U.S. dollars.

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions, which have original maturities of three months or less to be cash and cash equivalents.

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 260, Earnings Per Share.  As of December 31, 2009 and 2008, there were no diluted shares outstanding.

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

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of December 31, 2009 and 2008, the Company has recorded an allowance for doubtful accounts in the amounts of $2,423 and $2,084, respectively.

Inventory

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  As of December 31, 2009 and 2008, purchased finished goods inventory was $-0- and $1,840, respectively.  Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

Consolidation

The books and records of the parent company Apextalk Holdings, Inc. have been consolidated with the records of the wholly owned subsidiaries – Apextalk Inc. as of December 31, 2009 and 2008. All of the material inter-company transactions have been eliminated.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using 150% the double-declining balance method over their estimated useful lives, which differ by asset category:

• Furniture & fixtures: 7 years
• Equipment: 5-7 years
• Software: 5 years
• Leasehold improvements: 15 years

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

NOTE 3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

In February 2010, the FASB issued update No. 2010-09 -- Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  The amendment is effective for interim or annual periods ending after June 15, 2010.

NOTE 4.             INCOME TAXES

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

The Company adopted FASB Accounting Standards Codification No. 740, Income Taxes.  The adoption of this codification did not result in significant change to the liability for unrecognized tax benefits.  As of December 31, 2009 and 2008, the Company had a net operating loss carryforward of $405,502 and $193,008, respectively, available to offset future taxable income through 2029. The valuation allowance at December 31, 2009 and 2008 was $162,201 and $76,884, respectively.  The increase in the valuation allowance for the year ended December 31, 2009 and 2008 was $85,317 and $54,134, respectively

Income tax expenses (with adoption of this codification) for the years ended December 31, 2009 and 2008 is summarized as below:

2009	Current	Deferred	Total
Federal	$-	$-	$-
State	7,950	-	7,950
	$7,950	$-	$7,950

2008
Federal	$-	$-	$-
State	7,546	-	7,546
	$7,546	$-	$7,546

Deferred Income Tax:

	2009	2008

Expected income tax recovery (expense) at the statutory rate of 34%	$(75,745)	$(51,034)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	19,909	4,446
Change in valuation allowance	63,785	54,134

Provision for income taxes	$7,950	$7,546

The components of deferred income taxes are as follows:
	2009	2008

Deferred income tax asset:
Net operating loss carry forwards	$141,133	$76,884
Valuation allowance	(141,133)	(76,884)
Deferred income taxes	$-	$-

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 5.             PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008 property and equipment is as follows:

	2009	2008

Computer and Office Equipment	$68,400	$67,765
Less accumulated depreciation and amortization	(26,457)	(13,513)

	$41,943	$54,252

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $12,944 and $7,872, respectively.

NOTE 6.             STOCKHOLDERS’ EQUITY

Common and Preferred Stocks

The Company collected stock subscriptions receivables of $85,538 during January and February of 2008.

The Company sold 2,188 shares of stock to two investors for $3,500 in cash during January and February of 2008.On March 31, 2009, the Company issued 8,340 shares through a private offering for sale to persons who qualify as accredited investors for total gross proceeds of $20,016 cash.

On April 19, 2009, the Company issued 4,167 shares of common stock for $10,000 in cash.

During June of 2009, the Company sold 6,520 shares of stock for $15,648 in cash.

On June 23, 2009, the Company issued 6,250 shares to an investor for $15,000 in cash.

Reverse Stock Split

On November 12, 2009, the Company effectuated a one-for-twenty reverse common stock split.  As no change was made to the par value of the common shares, a total of $8,734 was reclassified from common stock to additional paid-in capital as a retrospective adjustment for all periods presented. As a result of the reverse stock split, unless otherwise indicated all basic and diluted loss per share, average share, and common stock issued and outstanding information has been adjusted to reflect the aforementioned reverse stock split.

In Kind Contribution

As of December 31, 2009 and 2008, key management personnel contributed administrative and managerial services to the Company with a fair market value of $49,980 and $11,160, respectively.(See Note 7).

NOTE 7.             RELATED PARTY TRANSACTIONS

The current office space is sub-leased from one of the shareholders on a month-to-month basis.  The rent expense for 2009 and 2008 was $2,940 and $2,940, respectively.

The Company entered into an agreement with Apex Telecom, shareholder of the Company, for leasing the facility and related equipment for use in the operation.  The monthly rate of this lease is $200 per month.  Either party could terminate the lease by 30-day notification to the other party. The leasing expense for 2009 and 2008 was $2,400 and $2,400, respectively. In addition, as of December 31, 2009 and 2008, the Company had Apex Telecom that accounted for 95% and 23% the total cost of sales, respectively (see Note 9).

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

During the years ended December 31, 2009 and 2008, the Company accrued compensation for key management personnel for the administrative and managerial services rendered to the Company.  The total compensation accrued for 2009 and 2008 was $6,660 and $6,600, respectively.

During the years ended December 31, 2009 and 2008, the Company had related party sales of $1,648 and $1,563, respectively.

As of December 31, 2009 and 2008, $49,980 and $11,160 was recorded as an in-kind contribution of services, respectively. (See Note 6).

NOTE  8.            GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $211,271,  used cash in operations of $118,465  during the year ended December 31, 2009, and had an accumulated deficit of $415,955 at December 31, 2009.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise additional capital, implement its business plan, and work closely with their potential merger company provide the opportunity for the Company to continue as a going concern. As of April 8, the Company received $2,000,000 cash from a new investor pursuant to the stock purchase agreement that the Company entered into on December 30, 2009 (See Note 11). As such, the Company believes the financial statements do not need to include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  9.            CONCENTRATIONS

At December 31, 2009, 13% of revenue earned was due from Customer A, 13% was due from Customer B and 10%
was due from Customer C.

At December 31, 2008, 78% of revenue earned was due from Customer A.

In addition, as of December 31, 2009, the Company had vendor A that accounted for 95% the total cost of sales. As of December 31, 2008, the Company had vendor A and vendor B that accounted for 71% and 23% the total cost of sales, respectively.

NOTE  10.          STOCK PURCHASE AGREEMENT DATED NOVEMBER 17, 2009

On December 14, 2009, the Company assisted its then existing shareholders (the “Apextalk Shareholders”)  to close  a portion of a stock purchase agreement (the “Agreement”) with  Apextalk, Inc.(“Apextalk”), Global Apex Holdings, Inc., a Delaware corporation whose shareholders were identical to the Apextalk Shareholders (“Global Apex Holdings”), Global Apex, Inc., a California corporation and a wholly owned subsidiary of Global Apex Holdings (“Global Apex”) and five individual purchasers set forth in the Agreement (the “Purchasers”).

Pursuant to the Agreement, the Apextalk Shareholders agreed to transfer to the Purchasers an aggregate of 413,736 shares of Apextalk Holdings common stock (the “Purchased Shares”), representing 90% of the Company’s issued and outstanding common stock, at an aggregated purchase price of $300,000 (the “Purchase Price”). After the final closing of the Stock Purchase, the Purchasers  aggregately hold 90% of the Company’s issued and outstanding common stock.

In addition, subject to the terms and condition of the Agreement, the Company will transfer 70% of its equity interest in Apextalk to Global Apex and the Company will retain the remaining 30% equity interest in Apextalk. As of April 8, 2010, the transfer has not completed due to the complications arise from operations and of net assets transfer. The Company is planning to complete this transfer by the end of June 2010.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
As additional consideration, the Company agreed to grant Global Apex Holdings the right to receive a cash payment in the amount of $30,000 for each $1,000,000 invested into the Company of up to $4,000,000 in the aggregate from outside investors.

Among the $300,000 purchase price proceeds, approximately $50,000 will be available in the form of a short-term loan to the Company to support its operations and expansion. As of December 31, 2009, $30,716 from this proceeds was loan to the Company.

NOTE  11.           SUBSEQUENT EVENTS

On December 16, 2009, the Company entered an acquisition agreement (“Acquisition Agreement”) with Guangdong Yi An Investment Consulting Co., Ltd. (“Yi An”), a non-public China company, pending on approval from Chinese government agency.  Pursuant to the Acquisition Agreement, the Company will acquire 51% of Yi An’s common stocks at an aggregate acquisition price of about $4,000,000 (“Acquisition Price”). The agreement was approved by the Chinese government agency on mid March, 2010. Currently, we are in the process of arranging the payment for the transaction. As of April 8, 2010, the agreement between Yi An and the Company was not closed.
On December 30, 2009, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Champion Investors (China) Ltd. (the “Purchaser”), a New York company. Pursuant to the Stock Purchase Agreement, the Company agreed to sell and the Purchaser agreed to purchase a total of 1,666,668 shares of the Company’s newly issued common stock (the “Common Shares”) at a purchase price of $2.40 per share equal to Four Million Dollars ($4,000,000) in the aggregate (the “Purchase Price”) .

On January 20, 2010, the Company effectuated an initial closing of the Stock Purchase Agreement whereby the Company issued to the Purchaser 416,667 shares in exchange for $1,000,000 of the Purchase Price.

On February 22, 2010, the Company effectuated the second closing of the Stock Purchase Agreement upon receipt of an additional $1,000,000 of the Purchase Price, in connection with which the Company issued to the Purchaser 416,667 shares of the Company’s common stock.

On March 30, 2010, the Company effectuated an amendment agreement with the Purchaser to extend the payment period for the remaining $2,000,000 to 120 days after the execution of this Stock Purchase Agreement.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting were not fully effective for the purposes for which it is intended due to the following reasons:

a)
The material weakness was identified as the Company does not have a system to verify and or reconcile the cash receipt payments. This material weakness is the result of the Company's limited of human resource. This material weakness may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our controls and procedures.

b)
The material weakness was identified as the Company does not have a system to ensure all reportable agreements are timely disclosed and filed. This material weakness is the result of the Company's limited number of human resource.  This material weakness may give the impression to the investors that the management does not file the reportable information timely. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

To cope with these weaknesses, the management has hired professional personnel to improve and be in charge of the company billing system. In addition, improved policy has been implemented to ensure all reportable agreements are timely disclosed and filed.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers, their ages and titles, as of April 15, 2010, are as follows.

NAME	AGE	POSITION

Hui Liu	32	CEO, Director
George Ma	58	Chairman
Shan Liu	45	CFO
Chuanda Zeng	37	Secretary, Director

On December 14, 2009, in connection with the Stock Purchase Agreement, George Ma, Tony Lee, Spencer Luo, Micky Siu, Chuck Hong Wong, Patrick Chu, Edward Seo and William Ng resigned from the board of directors of Apextalk Holdings (the “Board”), and Tony Lee, Spencer Luo, Cheuk Hong Wong, Edward Seo and Micky Siu resigned from all officer positions that they held at Apextalk Holding.

On December 14, 2009, the Board appointed Hui Liu and Shan Liu as our Chief Executive Officer and Chief Financial Officer of Apextalk Holdings, respectively. In addition, Chuanda Zeng and Hui Liu were appointed as members of the Board.

On December 16, 2009, with the unanimous written consent of our Board, George Ma was appointed as the Chairman of the Board. Mr. Ma does not have any family relationship with any other director or executive officer of the Company.

The following summarizes the occupation and business experience during the past five years for our officers and directors.

Hui Liu, Director and Chief Executive Officer

Mr. Liu is a member of our Board and Chief Executive Officer. Currently, Mr. Liu also serves as the Vice President and General Manager of ZhongDan Investment and Guarantee Company which he joined in 2003. Hui Liu has 10 years of experience in telecommunication and financial industry. Prior to joining ZhongDan Investment and Guarantee Company, Mr. Liu held various leading positions in Beijing Shenzhou Online Telecommunication Co. Ltd.  Mr. Liu graduated from Beijing Union University in 1999.

Shan Liu, Chief Financial Officer

Mr. Liu is our Chief Financial Officer. Currently, he also serves as the Senior Vice President of Guangdong Wealth Guarantee Co., Ltd, the Senior Vice President in Investment Banking department of ZhongDan Investment & Guarantee Co., and the assistant to President of Guangdong SME Financing Promotion Association. Dr. Liu has 20 years of experience in financial and telecommunication industry. He worked for almost 10 years in the Hong Kong and Macao Office of People’s Government since 1989, during which period he was involved in the listings of four Chinese companies on the Hong Kong Stock Exchange.  Mr. Liu received his Master Degree in economics from Sun Yat-Sen University in China.

Chuanda Zeng, Director

Mr. Zeng is our director. Mr. Zeng also serves as a director of Guangdong Small and Medium-sized Enterprise Financial Promotion Association and the administrative assistant of general manager of Dong Guan Yue Rong Guarantee Company. Mr. Zeng has 14 years of experience in telecommunication, real estate and retail business. Before he joined us, Mr. Zeng was the General Manager of Guangzhou Zhongjue Venture Capital Co. Ltd. Mr. Zeng graduated from Huanan Science & Engineering University in 1995.

George Ma, Chairman

George Ma is currently the Chairman of the Board and is also one of the co-founders of the Company. Mr. Ma is an experienced executive who has many years of experience in creative marketing. His previous careers include film and television productions and working at an advertising agency with mass media experience in Hong Kong. After migrating to California in 1984, he founded Infinitel Communications, a cellular phone retail chain, VoIP and communication products and services provider based in California. He graduated from Hong Kong Technical College in 1972.

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

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2009 and 2008  in all capacities for the accounts of our current and former executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hui Liu, Current CEO, Director Shan Liu Current CFO Tony Lee, Former President, CEO, Director	2009 2009 2009	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
	2008	4,650	0	0	0	0	0	0	4,650

Spencer Luo, Former CFO, Director	2009	0	0	0	0	0	0	0	0
	2008	3,900	0	0	0	0	0	0	3,900

(1)  All salaries referenced above have been accrued but remain unpaid.

We do not have any plans to pay our officers and directors any compensation at this time.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through April 25, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.  There were no stock options exercised during the period ending April 15, 2010 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer during the period ended April 15, 2010 under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to date to the directors in such capacity.   We anticipate paying the directors the accrued salary listed above when the Company becomes profitable.

Employment Agreements

We do not have any employment agreements in place with any of our officers or directors,

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 15, 2010 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Champion Investors (China) LTD Address: 9 Division Street, Suite 201 New York, NY 10004	833,334	64.45%
Common Stock	LeShan Xie Address: 43 Gong Ye Da Dao Bei, Room B7803, Hei Zhu District, Guangzhou, GD, China	103,437	8.00%
Common Stock	WeiBin Zhong Address: 11 Yuan Cun Er Lu, No. 8 Block, Room 505, Tian He District, Guangzhou, GD, China	93,093	7.20%
Common Stock	Hui Liu Address: 12 Zhu Ge Zhuang, No.1 Building, 7th Floor, Room 1, Hai Ding District, Beijing, China	82,750	6.40%
Common Stock	Chuanda Zeng Address: 1 Xiang Yang Xin Jie, No. 3, Hong Xing District, Yang Jiang City, GD, China	72,406	5.60%
Common Stock	Yu Chen Address: 439 Che Po Lu, Room 807, Tian He District, Guangzhou, GD, China	62,061	4.80%
Common Stock	George Ma Address: 310 La Prenda Avenue Millbrae, CA 94030	3,742	0.29%

Common Stock	All executive officers and directors as a group	158,898	12.29%

(1) Based on 1,293,040 shares outstanding as of April 15, 2010.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The current office space is sub-leased from one of the shareholders on a month to month basis.  The rent expense for 2009 and 2008 is $2,940 and $2,940, respectively.

The Company entered into an agreement with Apex Telecom, shareholder of the Company, for leasing the facility and related equipment for use in the operation.  The monthly rate of this lease is $200 per month.  Either party could terminate the lease by 30 day notification to the other party. The lease expense for 2009 and 2008 is $2,400 and $2,400 respectively.

During the years ended December 31, 2009 and 2008, the Company accrued compensation for key management personnel for the administrative and managerial services rendered to the Company.  The total compensation accrued for 2009 and 2008 was $6,660 and $6,600, respectively.

During the years ended December 31, 2009 and 2008, the Company had related party sales of $1,648 and $1,563, respectively.

As of December 31, 2009 and 2008, the Company had related party purchase that accounted for 95% and 23% the total cost of sales, respectively

As of December 31, 2009 and 2008, $49,980 and $11,160 was recorded as an in-kind contribution of services, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $26,013 and $30,234 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on April 15, 2010.

APEXTALK HOLDINGS, INC.
By:	/s/Hui Liu
Hui Liu
Chief Executive Officer

By:	/s/Shan Liu
Shan Liu
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hui Liu	Chief Executive Officer,
Hui Liu	and Director	April 15, 2010

/s/ George Ma
George Ma	Chairman	April 15, 2010

/s/ Shan Liu
Shan Liu	Chief Financial Officer	April 15, 2010

/s/ Chuanda Zeng
Chuanda Zeng	Director	April 15, 2010
and Secretary