Form 10-Q
period 2010-03-31
Apextalk Holdings Inc
filed 2010-05-24
CIK 1429684

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2010: 1,293,040shares of common stock.

APEXTALK HOLDINGS, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

Our financial statements are as follows:

APEXTALK HOLDINGS, INC. AND SUBSIDIARY

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDTAED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

PAGES	5 – 10	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(UNAUDITED)

ASSETS
Current Assets
Cash	$1,854,770	$21,710
Accounts receivables, net	2,732	3,085
Other receivables, net	-	1,871
Prepaid expense	22,000	-

Total Current Assets	1,879,502	26,666
Other deposit	60,000
Property and equipment, net	38,811	41,943
Patent, net	8,969	8,969
Total Assets	$1,987,282	$77,578

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Accounts payable	$25,373	$30,165
Accrued expenses	58,826	61,093
Unearned revenue	9,984	11,717
Shareholder's loan	50,394	31,716
Total Liabilities	144,577	134,691
Stockholders' Equity (Deficiency)
Common Stock, authorized 1,000,000,000 shares,
par value $0.001, 1,293,040 shares and 459,706 shares issued and outstanding, respectively	1,293	459
Additional Paid in Capital	2,365,449	358,383
Accumulated Deficiency	(524,037)	(415,955)
Total Stockholders' Equity (Deficiency)	1,842,705	(57,113)
Total Liabilities and Stockholders' Equity (Deficiency)	$1,987,282	$77,578

See accompanying notes to unaudited condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009

Revenue	$3,730	$3,126
Cost of services	7,105	10,955
Gross profit	(3,375)	(7,829)
Operating Expenses:
Payroll expenses	28,821	15,840
Rent and utilities	6,000	1,335

Legal & professional fees	36,489	48,414

General and administrative	31,809	7,571
Total Operating Expenses	103,119	73,160
Loss from Operations before Income Taxes	(106,494)	(80,989)
Provision for Income Tax	(1,588)	(2,819)
Net Loss	$(108,082)	$(83,808)

Loss per Share – Basic and Diluted	$(0.11)	$(0.19)
Weighted average number of common shares outstanding during the period - Basic and Diluted	962,424	434,521

See accompanying notes to unaudited condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIENCY)
UNAUDITED

	Common Stock		Paid in	Subscriptions	Accumulated	Total Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficiency)

Balance, December 31, 2009	459,706	$459	$358,383	$-	$(415,955)	$(57,113)

Common Stock issued for cash	833,334	834	1,999,166	-	-	2,000,000

In kind contribution for services			7,900	-	-	7,900

Net Loss					(108,082)	(108,082)
Balance, March 31, 2010 (UNAUDITED)	1,293,040	$1,293	$2,365,449	$-	$(524,037)	$1,842,705

See accompanying notes to unaudited condensed consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009
Cash Flows from Operating Activities
Net Loss	$(108,082)	$(83,808)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,132	3,212
Provision for doubtful accounts	(1,297)
In-kind contribution of services	7,900	14,175
Changes in operating assets and liabilities:
(Increase) / decrease in:
Accounts receivable and other receivable	3,522	7,253
Prepaid expenses	(22,000)	-
Other deposit	(60,000)	-
Unearned Revenue	1,733	928
Deposits	-	1,000
Increase / (decrease) in:
Accounts payable	(4,792)	3,430
Accrued expenses	(2,267)	7,790
Net Cash Used In Operating Activities	(185,618)	(46,020)

Net Cash Provided by (Used In) by Investing Activities	-	-
Net Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,000,000	-
Proceeds from stockholder loan	18,678	-
Cash Provided by Financing Activities	2,018,678	-

Net Increase/ (Decrease) in Cash	1,833,060	(46,020)

Cash, Beginning of Period	21,710	49,430
Cash, End of Period	$1,854,770	$3,410

Supplemental disclosure of cash flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$6,350	$1,600

See accompanying notes to unaudited condensed consolidated financial statements.

APEXTALK HOLDINGS, INC.  AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
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

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 260, Earnings Per Share.  As of March 31, 2010 and 2009, there were no diluted shares outstanding.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the six-month-term. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of March 31, 2010 and December 31, 2009, the Company has recorded an allowance for doubtful accounts in the amounts of $1,126 and $2,423, respectively.

Consolidation

The books and records of the parent company Apextalk Holdings, Inc. have been consolidated with the records of the wholly owned subsidiary – Apextalk Inc. as of March 31, 2010 and 2009.  All of the material inter-company transactions have been eliminated.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued update No. 2010-08 -- Technical Corrections to Various Topics. The amendments eliminate those inconsistencies and outdated provisions and provide the needed clarifications. The amendments are effective for the first reporting period (including interim periods) beginning after issuance. Adoptions of the amendments did not have an impact on the company’s results of operations, financial position or liquidity.

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

NOTE 4.     PROPERTY AND EQUIPMENT

At March 31, 2010 and December 31, 2009 property and equipment is as follows:

	March 31, 2010 (unaudited)	December 31, 2009

Computer and Office Equipment	$68,400	$68,400
Less accumulated depreciation	(29,589)	(26,457)

	$38,811	$41,943

Depreciation expense for the three months ended March 31, 2010 and 2009 was $3,132 and $3,212, respectively.

NOTE 5.     STOCKHOLDERS’ EQUITY

Common Stocks

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

In Kind Contribution

For the three months ended March 31, 2010, key management personnel contributed administrative and managerial services to the Company with a fair market value of $7,900 (See Note 6).

NOTE 6.     RELATED PARTY TRANSACTIONS

The current office space is sub-leased from one of the shareholders on a month to month basis.  The rent expense for the three month ended March 31, 2010 and 2009 is $6,000 and $735, respectively.

The Company entered into an agreement with Apex Telecom, shareholder of the Company, for leasing the facility and related equipment for use in operations during 2009.  The monthly rate of this lease was $200 per month. Effective on January 1, 2010, the Company does not lease the facility and related equipment from Apex Telecom, the leasing expense for the three months ended March 31, 2010 and 2009 was $0 and $600, respectively. In addition,  Apex Telecom had accounted for 100% of the total cost of sales of the company, for the three months ended March 31, 2010, and 2009, respectively.

During the period ended March 31, 2010 and 2009, the Company accrued compensation for key management personnel for the administrative and managerial services rendered to the Company.  The total compensation accrued for the three months ended March 31, 2010 and 2009 is $1,125 and $1,665, respectively.

In addition on the compensation for key management personal accrued by the Company as stated above, for the three months ended March 31, 2010 and 2009, key management personnel contributed administrative and managerial services to the Company with a fair market value of $7,900 and $14,175, respectively (See Note 5).

NOTE 7.     STOCK PURCHASE AGREEMENT DATED NOVEMBER 17, 2009

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

In addition, subject to the terms and condition of the Agreement, the Company will transfer 70% of its equity interest in Apextalk to Global Apex and the Company will retain the remaining 30% equity interest in Apextalk. As of May 20, 2010, the transfer has not completed due to the complications arise from operations and of net assets transfer. The Company is planning to complete this transfer by the end of June 2010.

As additional consideration, the Company agreed to grant Global Apex Holdings the right to receive a cash payment in the amount of $30,000 for each $1,000,000 invested into the Company of up to $4,000,000 in the aggregate from outside investors. As of March 31, 2010, Global Apex Holdings received $60,000 in cash payments from the Company related to the $2,000,000 common stocks issued to the outside investors during the three months end at March 31, 2010. The company recorded the $60,000 payments as other deposits until the close of the transactionwith Global Apex Holdings. (See Note 5).

Among the $300,000 purchase price proceeds, approximately $50,000 will be available in the form of a short-term loan to the Company to support its operations and expansion. As of March 31, 2009, $48,794 from the proceeds was loaned to the Company.

NOTE 8.     SUBSEQUENT EVENTS

On April 19, 2010, the Company effectuated a partial closing of the Share Transfer Agreement  dated December 16, 2009 by paying $1,750,000 of the Aggregate Purchase Price of $4,000,000 with Guangdong Yi An Investment Consulting Co., Ltd. (“Yi An”) .  As of May 20, 2010, the agreement between Yi An and the Company was not closed.

On December 16, 2009, we entered into a share transfer agreement (the “Share Transfer Agreement”) with Ms. Weiling Liang and Mr. Yu Chen. Each of Weiling Liang and Yu Chen respectively owns 78% and 22% of the issued and outstanding common shares of Guangdong Yi An Investment Consulting Co., Ltd (“Yi An”), a company organized under Chinese laws and engaged in financial consulting, investment advisory, management consulting, and business information consulting. Pursuant to the Share Transfer Agreement, Weiling Liang will transfer 29% of Yi An’s issued and outstanding common shares to us at an aggregate purchase price of $2,270,000, and Yu Chen will transfer 22% of Yi An’s issued and outstanding common shares to us at an aggregate purchase price of $1,730,000. The Share Transfer Agreement was approved by the Chinese government on March 9, 2010. On April 19, 2010, we effectuated a partial closing of the Share Transfer Agreement by paying $1,750,000 of the Aggregate Purchase Price to Weiling Liang and Yu Chen.

After we consummate a final closing of the Share Transfer Agreement, Yi An will become our 51% owned subsidiary and operating through Yi An, we will expand our current business operations by entering into the financial consulting business in Peoples’ Republic of China.

On April 23, 2010, the Company entered into the Second Amendment Agreement (the “Second Amendment”) with Champion Investors (China), Ltd. (the “Purchaser”) to amend certain Securities Purchase Agreement dated December 30, 2009 (the “Execution Date”) between the Company and the Purchaser. Under the Second Amendment, the Company agrees to extend the Payment Period for the remaining $2,000,000 to 150 days after the Execution Date. The Second Amendment does not amend any other provisions of the Securities Purchase Agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition

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

Business Plan

The following outlines our business plan for the next 12 months:

1.	We are focusing on two segments of business: a) value added telecom service provider, and b) financial consulting service in Peoples’ Republic of China.

For value added telecom business

· We plan to partner with different local value-added service providers around the globe. In addition to the US market, our strategy is to open up the burgeoning market place in the People’s Republic of China (“PRC”). We will continue to reach out to potential candidates in the PRC, Hong Kong, and the Philippines to develop global business opportunities.

We will continue to attract subscribers to sign up with our services through various marketing channels such as a referral program, online advertising, out-door sales teams going after telecom retail outlets, and also start developing the alliance and the joint venture program with overseas value-added telecom operators. We expect the total cost of the marketing to substantially increase in 2010.

For financial consulting service in Peoples’ Republic of China

• We entered into an agreement to acquire 51% Guangdong Yi An Investment Consulting Company, Ltd, the transaction was approved by the Chinese government on March 9, 2010. Currently, we are in the process of finalizing the transaction.

2.	We expect that Yi An will start to provide revenue and profits to us since the second quarter of 2010. This will bring us a new opportunity by entering into China’s emerging financial consulting services market.

RESULTS OF OPERATIONS

For ease of reading, Apextalk Holdings, Inc. is referred to as “we,” “Apextalk,” or the “Company” throughout this document. Apextalk is a holding company whose subsidiary operates in the communication services industry in the United States. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Quarterly Report on Form 10-Q for three months ended March 31, 2010. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.

The following table presents certain consolidated statement of operations information for the three months ended March 31, 2010 and 2009.  The discussion following the table is based on these results.

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009

Revenue	$3,730	$3,126
Cost of services	7,105	10,955
Gross profit	(3,375)	(7,829)
Operating Expenses:
Payroll expenses	28,821	15,840
Rent and utilities	6,000	1,335
Legal & professional fees	36,489	48,414
General and administrative	31,809	7,571
Total Operating Expenses	103,119	73,160
Loss from Operations before Income Taxes	(106,494)	(80,989)
Provision for Income Tax	(1,588)	(2,819)
Net Loss	$(108,082)	$(83,808)

Loss per Share – Basic and Diluted	$(0.11)	$(0.19)
Weighted average number of common shares outstanding during the period - Basic and Diluted	962,424	434,521

Revenue: Our revenue was generated by existing customers and signing up of new customers through our referral program and from our services rendered to business associates, friends and relatives of our officer and directors.  For the three months ended March 31, 2010, we generated $3, 730 in revenue, representing an increase of $604 or 19% compared to the revenue of $3,126 during the same period ended on March 31, 2009.   The increase of our revenue was mainly attributable to the recovery of the general economic conditions.

Cost of Services: Our cost of services includes expenses related to the purchase of communication usage fees from Apex Telecom, one of our shareholders.  Our cost of services were $7,105 for the three months ended March 31, 2010, compared to $10,955 for the same period ended March 31, 2009, representing a decrease of $3,850 or 35%. Our cost of services decreased because certain cost-cutting measures implemented by our management have taken into effect.

Payroll expenses: The payroll expenses were $28,821 for the three months ended March 31, 2010 and $15,840 for the same period ended March 31, 2009, representing an increase of $12,981 or 82%.  The increase was primarily due to the hiring of three additional employees to perform our daily operations during the first quarter of 2010.

Rent and utilities: The rent and utilities were $6,000 for the three months ended March 31, 2010, compared to $1,335 in the same period ended March 31, 2008, representing an increase of $4,665 or 349%. Our expenses for rent and utilities increased primarily because we increase the office space that we rent to meet our growing need for more office space. The rent expense for the three month ended March 31, 2010 and 2009  was $6,000 and $735, respectively.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and entertainment expenses.  Our general and administrative expenses were $31, 809 for the three months ended March 31, 2010, compared to $7,571 in the same period ended March 31, 2009, representing an increase of $24, 238 or 320% which was primarily due to increased travel and other business-related expenditures.

Legal and professional fees: The legal and professional fees were $36,489 for the three months ended March 31, 2010 and $45,414 for the three months ended March 31, 2009, representing a decrease of $11,925 or 25%.  The decrease was primarily attributable to the higher amount of legal and other professional fees that we paid in the three months ended March 31, 2010 as compared to the same period ended March 31, 2009, to ensure our compliance with applicable securities laws and regulations and to maintain our public company status.

Liquidity and Capital Resources

As of March 31, 2010, we had $1,854,770 in cash, compared to $21,710 as of December 31, 2009.  This increase in cash was primarily due to net cash proceeds of $2,000,000 from the issuance of common stock during the first quarter of 2010.  On April 19, 2010, the Company effectuated a partial closing of the Share Transfer Agreement  dated December 16, 2009 by paying $1,750,000 of the Aggregate Purchase Price of $4,000,000 with Guangdong Yi An Investment Consulting Co., Ltd. (“Yi An”) .  As of May 20, 2010, the agreement between Yi An and the Company was not closed. We believe that we have sufficient funding to satisfy our cash requirements for the next twelve months.

Our net loss for the three months ended March 31, 2010 was $168,082.  Net cash used in the operating activities was $185,618 during the three months ended March 31, 2010 as compared to cash used in the operating activities of $46,020 for the three months ended March 31, 2009.  Cash used in the operating activities for the three months ended March 31, 2010 mainly consisted of net loss of $168,082 and  an increase in prepaid expenses of $22,000.

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

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 260, Earnings Per Share.  As of March 31, 2010 and 2009, there were no diluted shares outstanding.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the one year terms. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of March 31, 2010 and December 31, 2009, the Company has recorded an allowance for doubtful accounts in the amounts of $1,125 and $2,423, respectively.

Recent Accounting Pronouncements

In February 2010, the FASB issued update No. 2010-08 -- Technical Corrections to Various Topics. The amendments eliminate those inconsistencies and outdated provisions and provide the needed clarifications. The amendments are effective for the first reporting period (including interim periods) beginning after issuance. Adoptions of the amendments did not have an impact on the company’s results of operations, financial position or liquidity.

 Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.    Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2010, we effectuated an initial closing of the Stock Purchase Agreement whereby we issued to the purchaser 416,667 shares of our common stock in exchange for $1,000,000 of the purchase price.

On February 22, 2010, we effectuated the second closing of the Stock Purchase Agreement upon receipt of an additional $1,000,000 of the purchase price, in connection with which we issued to the purchaser 416,667 shares of our common stock.

The issuance of these securities was exempt from registration under the safe harbor provided by Regulation D Rule 506 and Section 4(2) of the Securities Act. We made this determination based on the representations of the purchaser, which included, in pertinent part, that such Investors were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the General Rules and Regulations of the Securities Act (“Regulation D”), or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S promulgated under the General Rules and Regulations of the Securities Act, and upon such further representations from the purchaser that (a) the purchaser was acquiring the securities for its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the purchaser agreed not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the purchaser had knowledge and experience in financial and business matters such that it was capable of evaluating the merits and risks of an investment in us, (d) the purchaser had access to all of our documents, records, and books pertaining to their investment in the common stock and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or was able to acquire without unreasonable effort and expense, and (e) the purchaser had no need for the liquidity in its investment in the common stock and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.
Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved.

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

APEXTALK HOLDINGS, INC.
Registrant

Date: May 24, 2010	By: /s/ Hui Liu
Hui Liu
Chief Executive Officer

Date: May 24, 2010	By: /s/ Shan Liu
Shan Liu Chief Financial and Accounting Officer