Form 10-Q
period 2010-06-30
Apextalk Holdings Inc
filed 2010-08-20
CIK 1429684

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2010: 2,230,541 shares of common stock.

APEXTALK HOLDINGS, INC.

FORM 10-Q

June 30, 2010

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

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

Our financial statements are as follows:

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/ (DEFICIENCY) FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

PAGES	5 – 12	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2010 (UNAUDITED)	DECEMBER 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$316,999	$21,710
Accounts receivable, net
From a related company	903,269	-
From third parties	1,695	3,085
Other receivables, net	72,210	1,871
Prepaid expenses	10,698	-
Deposits paid for acquiring property and equipment	2,489	-
Short term note receivable from a related company	7,226,155	-
Short term note receivable	4,813,325	-
Total Currents Assets	13,346,840	26,666
Other asset	60,000	-
Property and Equipment, net	395,339	41,943
Patent, net	8,969	8,969
Total Assets	$13,811,148	$77,578

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$57,447	$30,165
Accrued expenses	127,598	61,093
Unearned revenue	7,286	11,717
Short term note payable	2,446,905	-
Income tax payable	133,312	-
Other taxes payable	19,737	-
Shareholders' loan	50,394	31,716
Total Liabilities	2,842,679	134,691

Commitments and Contingencies	-	-

Apextalk Stockholders' Equity (Deficiency)
Common stock, authorized 1,000,000,000 shares, par value $0.001, 2,230,541 shares and 459,706 shares issued and outstanding on June 30, 2010 and December 31, 2009, respectively	2,231	459
Additional paid-in-capital	4,624,911	358,383
Accumulated deficit	(256,465)	(415,955)
Accumulated other comprehensive income	18,722	-
Total Apextalk's Stockholders' Equity (Deficiency)	4,389,399	(57,113)
Noncontrolling interests	6,579,070	-
Total Equity (Deficiency)	10,968,469	(57,113)

Total Liabilities and Stockholders' Equity (Deficiency)	$13,811,148	$77,578

See accompanying notes to unaudited condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Telecom Revenue	$5,668	$3,546	$9,398	$6,672
Consultancy Fees earned - from a related company	327,725	-	327,725	-
Consultancy Fees earned	15,928	-	15,928	-
Total Revenue	349,321	3,546	353,051	6,672

Cost of Telecom Services	6,779	6,453	13,884	17,408

Gross Profit (Loss)	342,542	(2,907)	339,167	(10,736)

Operating Expenses
Payroll expenses	50,023	1,665	78,844	3,330
Rent and utilities	16,860	1,335	22,860	2,670
General and administrative	56,173	23,937	87,982	48,683
Legal and professional fees	94,692	14,358	131,181	59,772
Total Operating Expenses	217,748	41,295	320,867	114,455

Income (Loss) From Operations	124,794	(44,202)	18,300	(125,191)

Other Income
Gain on Acquisition	306,005	-	306,005	-
Interest income	180	-	180	-
Total Other Income	306,185	-	306,185	-

Income (Loss) from Operations before Income Taxes	430,979	(44,202)	324,485	(125,191)

Provision for Income Taxes	(53,339)	(1,219)	(54,927)	(4,038)

Net Income (Loss)	377,640	(45,421)	269,558	(129,229)

Less: Net profit attributable to noncontrolling interests	110,068	-	110,068	-

Net Income (Loss) attributable to Apextalk's Stockholders	267,572	(45,421)	159,490	(129,229)

Other Comprehensive Income
Total foreign currency translation gain	36,709	-	36,709	-
Less: foreign currency translation gain attributable to noncontrolling interests	17,987	-	17,987	-
Foreign currency translation gain attributable to Apextalk's stockholders	18,722	-	18,722	-

Comprehensive Income (Loss)	$286,294	$(45,421)	$178,212	$(129,229)

Basic and Diluted Net Income (Loss) per Share	$0.16	$(0.10)	$0.12	$(0.29)

Weighted average number of common shares outstanding
during the period - Basis and Diluted	1,653,617	447,157	1,306,277	440,874

See accompanying notes to unaudited condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY / (DEFICIENCY)
(Unaudited)
						Total
					Accumulated	Apextalk's
	Common Stock				Other	Stockholders'
	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income	Equity(Deficiency)	Noncontrolling Interest	Total Equity (Deficiency)

Balance, December 31, 2009	459,706	$459	$358,383	$(415,955)	$-	$(57,113)	$-	$(57,113)

Common stock issued for cash	1,770,835	1,772	4,248,228	-	-	4,250,000	-	4,250,000

Noncontrolling interests	-	-	-	-	-	-	6,451,015	6,451,015

In kind contribution for services	-	-	18,300	-	-	18,300	-	18,300

Net income for the six month period ended June 30, 2010	-	-	-	159,490	-	159,490	110,068	269,558

Foreign currency translation gain	-	-	-	-	18,722	18,722	17,987	36,709

Balance, June 30, 2010	2,230,541	$2,231	$4,624,911	$(256,465)	$18,722	$4,389,399	$6,579,070	$10,968,469

See accompanying notes to unaudited condensed consolidated financial statements.

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months	For the Six Months
	ended	ended
	June 30, 2010	June 30, 2009
Cash Flows from Operating Activities
Net Income (loss)	$269,558	$(129,229)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on bargain purchase of Yi An	(306,005)	-
Depreciation and amortization	13,679	6,456
Provision for doubtful accounts	(1,514)	-
In kind contribution of services	18,300	28,350
Change in operating assets and liabilities net of effects from purchase of Subsidiary Yi An:
Decrease in accounts receivable	2,904	6,179
Increase in accounts receivable, other	(41,172)	-
Decrease in deposit	-	11,000
Increase in other asset	(60,000)	-
Increase (decrease) in unearned revenue	(4,431)	735
Increase (decrease) in accounts payable	26,399	(10,098)
Increase in accrued expenses	57,080	10,334
Increase in income tax payable	50,087	-
Increase in other tax payable	9,769	-
Net Cash Provided by (Used in) Operating Activities	34,654	(76,273)

Cash Flows from Investing Activities
Payment for purchase of Yi An, net of cash acquired	(3,782,192)	-
Purchase of equipment	(94,508)	(635)
Increase in notes receivable	(4,797,576)	-
Decrease in notes receivable from a related company	4,687,635	-
Net Cash Used in Investing Activities	(3,986,641)	(635)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,250,000	25,648
Stock Subscription received	-	20,016
Payments to note payable	(22,264)	-
Proceeds from stockholder loan	18,678	-
Net Cash Provided by Financing Activities	4,246,414	45,664

Effect of Exchange Rates on Cash	862	-

Net Increase/ (Decrease) in Cash	295,289	(31,244)

Cash and Cash Equivalents , Beginning of Period	21,710	49,430
Cash and Cash Equivalents, Ending of Period	$316,999	$18,186

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$10,470	$1,600

See accompanying notes to unaudited condensed consolidated financial statements.

APEXTALK HOLDINGS, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Apextalk, Inc. was incorporated on November 7, 2007 under the laws of the state of Delaware.  On November 12, 2007, Apextalk, Inc. changed its name to Apextalk Holdings, Inc.  The company, located in San Francisco, California, is a holding company whose subsidiaries provide various telecom services and financial consulting services.

Apextalk Inc. was incorporated on June 8, 2004 under the laws of the state of California.  The company has integrated VoIP and wireless technology to develop various market driven applications. Apextalk Holdings, Inc. completed the acquisition of Apextalk Inc. on November 16, 2007 where Apextalk Holdings, Inc. purchased all of the outstanding shares of Apextalk Inc.

Guangdong Yi An Investment Consulting Company Limited (“Yi An”) was incorporated in the People’s Republic of China (“PRC”) on September 7, 2009 as a limited liability company. Yi An engaged in financial consulting, investment advisory, management consulting, and business information consulting in the PRC. On February 1, 2010, Yi An established a 51% held subsidiary named Guangzhou Hua Ying Venture Capital Co., Ltd. (“Hua Ying”) which engaged in investment advisory services in the PRC. On June 1, 2010, Apextalk Holdings, Inc. completed the purchase of 51% ownership of Yi An with the last cash payment made on June 7, 2010 .

Apextalk Holdings, Inc. and its wholly owned and majority owned subsidiaries are hereafter referred to as (the “Company”).

NOTE  2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

The unaudited condensed consolidated financial statements for the six months ended June 30, 2010 were not audited. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

 The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the parent company and its wholly owned subsidiary of Apextalk Inc. from January 1, 2010 to June 30, 2010 and majority owned subsidiary of Yi An from June 1, 2010 to June 30, 2010.  All of the material inter-company transactions have been eliminated.

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

Concentrations and Risks

Substantially the majority of the Company's assets are located in the PRC and substantially the majority of the Company's revenues were derived from customers located in the PRC.  In addition, financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable.  The Company mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents. The cash of $259,245 is uninsured by FDIC as it is held in a foreign bank account.

Accounts Receivable and Allowance for Doubtful Accounts

---Investment Consultancy services

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience. As of June 30, 2010, the Company has recorded $-0- amount allowance for doubtful accounts.

---Value- added Telecom Service

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the six-month-term. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of June 30, 2010 and December 31, 2009, the Company has recorded an allowance for doubtful accounts in the amounts of $909 and $2,423, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using 150% the double-declining balance method except motor vehicles are depreciated on the straight-line method over their estimated useful lives, which differ by asset category. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets:

• Furniture & fixtures: 7 years
• Equipment: 5-7 years
• Software: 5 years
• Leasehold improvements: 15 years
• Motor vehicles: 5 years

Expenditure associated with upgrades and enhancements are improve, add functionality, or otherwise extend the life of a respective assets are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. The residual value of property and equipment is estimated to be equal to 10% of the original cost.  Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts, and the resulting gains or losses are reflected in the statements of operations.

Intangible Assets

Intangible assets are stated at cost and are amortized using straight-line method over their estimated useful lives. Patent fees paid are not amortized until approved.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets, including goodwill, on an annual basis or more frequently if indicators of potential impairment arise. Following the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 350, Intangibles-Goodwill & Other, the Company evaluates the recoverability of its amortizable purchased intangible assets based on an estimate of the undiscounted cash flows resulting from the use of the related asset group and its eventual disposition. The asset group represents the lowest level for which cash flows are largely independent of cash flows of other assets and liabilities. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the difference between the fair value and carrying value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments
FASB ASC 825, Disclosure about Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of other current assets and other payables and accrued liabilities approximate their fair values because of the short-term nature of these instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Revenue and Cost Recognition

---Investment Consultancy services

The Company recognizes revenues from consultancy services when services are performed and collectability is reasonably assured.

---Value- added Telecom Service

The Company recognizes revenue on arrangements in accordance with FASB ASC 605, Revenue Recognition. Revenue is recognized when amounts are earned and when the amount and timing of the revenue can be reasonably estimated. Expenses are recognized when they occurred and matched against revenue, as a component of costs of services in the statement of operations in accordance with FASB ASC 605, Revenue Recognition. Revenues from internet communication services are recognized in the period such services are used by the end user.

Income Taxes

The Company accounts for income taxes under the FASB ASC 740, Income Taxes. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

FASB ASC 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740 has not resulted in any material impact on the Company’s financial position or results.

Foreign Currency Transactions

The functional currency of Yi An and Hua Ying is Renminbi (“RMB”). Foreign currency transactions during the period are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements are translated into United States Dollars (“US$”) using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  All exchange differences are recorded within equity.
The exchange rates used to translate amounts in RMB from Yi An and Hua Ying into US$ for the purposes of preparing the financial statements were as follows:

June 30, 2010
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of period ended	RMB1=US$0.14687
Amounts included in the statements of operations and cash flows for the period	RMB1=US$0.14639

The translation gain recorded for the period ended June, 2010 was $36,709.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

Other Comprehensive Income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statement of operations and comprehensive income and stockholder’s equity.

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260, Earnings Per Share.  As of June 30, 2010 and 2009, there were no diluted shares outstanding.

Business Segments

The Company operates in two segments and segments information is presented in Note 4.

Reclassification

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on the Company's consolidated net loss or stockholders' deficit.

Recent Accounting Pronouncements

In July 2010, the FASB issued update No. 2010-20 – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments are effective for the first reporting period (including interim periods) ending on or after December 15, 2010. Adoptions of the amendments will not have an impact on the company’s results of operations, financial position or liquidity.

NOTE 3.        ACQUISITION

On December 16, 2009, Apextalk Holdings, Inc. entered into a share transfer agreement (the “Share Transfer Agreement”) with the common stock shareholders of Guangdong Yi An Investment Consulting Co., Ltd (“Yi An”). Pursuant to the Share Transfer Agreement, Apextalk Holdings, Inc will acquire 51% of the issued and outstanding common stock of Yi An for an aggregate of RMB 25,500,000 (or approximate $4,000,000). The Share Transfer Agreement was approved by the Chinese government on March 9, 2010.  With the unanimous written consent of the board of directors of the Company, on June 7, 2010 the Yi An Shareholders received an aggregate of $3,951,595.  In exchange, the Company acquired 51% of the issued and outstanding common stock of Yi An (the “Closing”).  As a result of the Closing, both parties agreed that Yi An became a subsidiary of the Company from June 7, 2010, and this transactions was accounted for as a business combination.

The total purchase price for this acquisition was $3,951,595.  Of the total cash consideration of $3,951,595, $306,005 was preliminarily allocated to gain on bargain purchase, $13,102,872 to tangible assets, $169,403 to cash acquired, $2,563,660 to net assumed liabilities and $6,451,615 to noncontrolling interests. Gain on bargain purchase represents the excess of net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed excess over the aggregate purchase price and the fair value of the noncontrolling interest in Yi An. Such preliminarily gain is present as an extraordinary item separately in the Company’s condensed statement of operation and other comprehensive income.

Fair Value
Fixed assets	$271,368
Deposits paid for acquiring P&E	2,481
Accounts receivables	900,242
Other receivables	39,591
Note receivable	11,889,190
Cash in bank	169,403
Other payables	(805)
Note payable	(2,460,965)
Accrued professional fees	(2,001)
Accrued expenses	(7,205)
Income taxes payable	(82,781)
Other taxes payable	(9,903)
Non-controlling interest in Hua Ying	(2,360,379)
Non-controlling interest in Yi An	(4,090,636)
Cash APXG paid for 51% interest in Yi An	(3,951,595)
Gain on bargain purchase of 51% interest in Yi An	$(306,005)

This business combination did have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures is presented below. The following information is under the assumption that Apextalk Holdings, Inc. purchased 51% of Yi An interest on Yi An’s inception date as of September 7, 2009 at book value.

Pro forma Apextalk Holdings, Inc. condensed consolidated statements of operations and other comprehensive income
6 months
ended
6/30/2010
Total revenues	$1,363,871
Cost of service	13,884
Gross profit (loss)	1,349,987
Total operating expenses	498,881
Income from operations	851,106
Total other income (expenses)	1,870
Income from operations before taxes	852,976
Income tax expense	260,433
Net Income	592,543
Less: net profit attributable to noncontrolling interests	427,591
Net Income attributable to Apextalk Stockholders	164,952
Foreign currency translation gain attributable to Apextalk	18,144
Comprehensive Income	$183,096

NOTE 4.        SEGMENT INFORMATION

Upon the closing of the acquisition of Yi An (see Note 3), both Apextalk Holdings, Inc. and Yi An agreed that Yi An would be a subsidiary of Apextalk Holdings, Inc. as of June 7, 2010, therefore,  we were involved in two segments of business: investment consulting services in the PRC and value-added telecom service in the U.S.

Investment consulting services segment engages in financial consulting, investment advisory, management consulting, and business information consulting in the PRC.

Value-add telecom service segment has integrated VoIP and wireless technology to develop various market driven applications in the U.S..

The following tables present summarized information by segment (note: prior to June 7, 2010, the Company only have one segment, therefore, no table related to December 31, 2009 year end segment information is present).

For the six months ended June 30, 2010
	Investment		Intersegment	Consolidated
	Consulting	Other	Eliminations	Results
Total segment operating revenues	$343,653	$9,398	$	$353,051
Operations and supports expenses	75,380	245,692		321,072
Depreciation and amortization expenses	7,414	6,265		13,679
Total segment operating expenses	82,794	251,957		334,751
Segment operation income (loss)	260,859	(242,559)		18,300
Other income	180	306,005		306,185
Segment income (loss) before income taxes	$261,039	$63,446	$	$324,485

Segment Assets	$13,647,051	$4,115,692	$(3,951,595)	$13,811,148

NOTE 5.        NOTE RECEIVABLE FROM RELATED COMPANY

As of June 30, 2010, Yi An has a loan of $7,226,155 to Guangzhou China Royal Pawn Co. Ltd. which is controlled by third parties for the beneficial interest of the Yi An’s stockholders. Loan to the related party is unsecured, interest free and repayable on demand. A consultancy fee from the related company based on 2.5% per month of the outstanding loan amount is charged each month in place of an interest charge.

NOTE 6.        NOTE RECEIVABLE

As of June 30, 2010, cash advances to third parties of $4,813,325 are unsecured, interest free and repayable on June 26, 2010 to July 31, 2010. Consultancy fees from third parties based on 0.08% to 0.16% per day of the outstanding loan amount is charged each day in place of an interest charge. Interest overdue of $702 at 0.16% per day has been charged on one of the notes receivable and recorded in consultancy fee earned for the three months and six months ended June 30, 2010. Through August 17, 2010, $3,943,542 has been repaid by the third parties. The remaining outstanding note receivable of $869,783 was past due. However, the Company believes this outstanding balance will be collected in full within the 90 days past due as each of the third parties has paid back the notes continuously through August 17, 2010.

NOTE 7.        PROPERTY AND EQUIPMENT

At June 30, 2010 and December 31, 2009 property and equipment is as follows:

	June 30, 2010 (unaudited)	December 31, 2009

Computer and Office Equipment	$93,039	$68,400
Motor Vehicles	271,163	-
Leasehold Improvement	71,273	-
Less accumulated depreciation	(40,136)	(26,457)
	$395,339	$41,943

 Depreciation expense for the six months ended June 30, 2010 and 2009 was $13,679 and $6,456, respectively.

NOTE 8.        NOTE PAYABLE

As of June 30, 2010, Yi An has cash advanced from a third party of $2,446,905, which is unsecured, interest free and repayable on demand.

NOTE 9.        INCOME TAXES

The Company accounts for income taxes under FASB ASC 740, Income Taxes.  Under FASB ASC 740, clarification is given on the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements,  FASB ASC 740, Income Taxes, describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Yi An was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% in 2010.

NOTE 10.  LEASE COMMITMENTS

Yi An leased office space from a third party under an operating lease which expires on March 25, 2012 at a monthly rental rate of $12,788.  As at June 30, 2010, Yi An had an outstanding commitment with respect to the above operating leases, which are due as follows:
Year ending December 31	Amount
2010	$77,026
2011	154,944
2012	36,301
Total	$268,271

NOTE 11.      STOCKHOLDERS’ EQUITY

Common Stocks

On January 20, 2010, the Company effectuated an initial closing of the Stock Purchase Agreement whereby the Company issued to the Champion Investors (China) Ltd (“Purchaser”) 416,667 shares in exchange for $1,000,000 of the Purchase Price.

On February 22, 2010, the Company effectuated the second closing of the Stock Purchase Agreement upon receipt of an additional $1,000,000 of the Purchase Price, in connection with which the Company issued to the Purchaser 416,667 shares of the Company’s common stock.

On May 26, 2010, the Company effectuated the third and final closing of the Stock Purchase Agreement whereby the Company issued to the Purchaser 833,334 shares of the Company’s common stock in exchange for $2,000,000 cash. Further, the Company sold the Purchaser additional 104,167 shares of the Company’s newly issued common stock at a purchase price of $2.40 per share with an aggregate amount of $250,000.

In Kind Contribution

For the six months ended June 30, 2010, key management personnel contributed administrative and managerial services to the Company with a fair value of $18,300 (See Note 13).

NOTE 12.      STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the subsidiaries of the Company are required to allocate 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company.

NOTE 13.      RELATED PARTY TRANSACTIONS

---Value- added Telecom Service

The current U.S. office space is sub-leased from one of the shareholders on a month to month basis.  The rent expense for the six month ended June 30, 2010 and 2009 is $12,000 and $1,470, respectively.

The Company entered into an agreement with Apex Telecom, a shareholder of the Company, for leasing the facility and related equipment for use in operations during 2009.  The monthly rate of this lease was $200 per month. Effective on January 1, 2010, the Company does not lease the facility and related equipment from Apex Telecom, the leasing expense for the six months ended June 30, 2010 and 2009 was $0 and $1,200, respectively. In addition,  Apex Telecom had accounted for 100% of the total cost of sales of the company, for the six months ended June 30, 2010, and 2009, respectively.

During the period ended June 30, 2010 and 2009, the Company accrued compensation for key management personnel for the administrative and managerial services rendered to the Company.  The total compensation accrued for the six months ended June 30, 2010 and 2009 is $2,250 and $3,330, respectively.

In addition on the compensation for key management personal accrued by the Company as stated above, for the six months ended June 30, 2010 and 2009, key management personnel contributed administrative and managerial services to the Company with a fair value of $18,300 and $28,350, respectively (See Note 11).

---Investment Consultancy services

During the one month period ended June 30, 2010, Yi An received consultancy fees of $327,725 from a related company. Total accounts receivable of  $903,269 from this related company is recorded as of June 30, 2010.

As of June 30, 2010, Yi An has an outstanding loan of $7,226,155  to a related company.

NOTE 14.     STOCK PURCHASE AGREEMENT DATED NOVEMBER 17, 2009

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

Subject to the terms and condition of the Agreement, the Company will transfer 70% of its equity interest in Apextalk, Inc. to Global Apex, Inc. and the Company will retain the remaining 30% equity interest in Apextalk. As of August 16, 2010, the transfer has not completed due to the complications arise from operations and of net assets transfer. The Company is planning to complete this transfer by the end of December, 2010.

As additional consideration, the Company agreed to grant Global Apex Holdings the right to receive a cash payment in the amount of $30,000 for each $1,000,000 invested into the Company of up to $4,000,000 in the aggregate from outside investors. As of June 30, 2010, Global Apex Holdings received $60,000 in cash payments from the Company related to the $4,000,000 common stocks issued to the outside investors during the six months end at June 30, 2010. The company recorded the $60,000 payments as other deposits until the close of the transaction with Global Apex Holdings. (See Note 11).

Among the $300,000 purchase price proceeds, approximately $50,000 will be available in the form of a short-term loan to the Company to support its operations and expansion. As of June 30, 2010, $48,794 from the proceeds was loaned to the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in these forward-looking statements, including the risks and uncertainties described below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statements. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business Overview

Apextalk Holdings, Inc. (hereinafter referred to as the “Company,” “we,” “us,” or “our”)) was incorporated in the State of Delaware on November 7, 2007.   On November 16, 2007 we entered into a share exchange agreement with Apextalk, Inc., a California based corporation, whereby Apextalk, Inc. became our wholly owned subsidiary.  On November 18, 2007, we issued 89,619 common shares (post reverse split) to TLMS International, Inc. and 44,810 common shares (post reverse split) to Spencer Luo for in exchange for an aggregate $111,038 investment in us.

In addition, on December 16, 2009, we entered into a share transfer agreement by and among the Company, Guandong Yi An Investment Consulting Co., Ltd (“Yi An”), Ms Weiling Liang, and Mr. Yu Chen.  The share transfer transaction was approved by the Chinese Government on March 9, 2010 and is a 51% owned subsidiary as of June 7, 2010.  Pursuant to the share transfer transaction, we acquired 51% of the issued and outstanding common stock of Yi An. Yi An was founded in September 2009 and is located in Guangzhou, Guangdong Province in the People’s Republic of China. Yi An is a consulting company which engages in financial consulting, management consulting, and business information consulting.  Yi An provides various services to its clients, including generating customer credit information for use by short term lenders, and helping clients to establish and improve internal controls and compliance systems and procedures.

Apextalk, Inc., our wholly owned subsidiary, provides telecom services to globally oriented individuals and institutions. We have integrated voice over internet protocol (“VoIP”), a form of communication that transports via the internet, with wireless technology to develop various market driven applications. We have developed unique applications with proprietary programming through our use of Soft-Switch technology, which connects telephone calls from one phone line to another by means of computer software. To date, these applications have only been soft launched into the market by approaching our friends and business associates to test our services as opposed to heavily promoting our services to the public market.

Business Plan

The following outlines our business plan for the next 12 months:

1.
The first 90 days, we will continue to focus on these two segments of business: a) business consulting service in China, b) Value-added telecom service in the U.S.

Business consulting service
Yi An started to contribute revenue and profits to us since June 1, 2010. We expect the demand of Yi An’s consulting service will continue to grow rapidly, To maintain the high growth, we will launch a new customer-relationship-building strategy by sending our sales managers to visit Small-and-Medium Enterprises (SMEs) Associations in major cities in GuangDong province. We expect to expand our sales team by hiring more sales managers to better support our growth strategy.

Value-added telecom service
Although we will continue to sign up subscribers to our services through existing marketing channels, such as a referral program, online advertising.  As our agreement signed on December 14, 2009, we are planning to move our customer and business operation to Global Apex within the next 90 days. Upon completion, Apextalk will not actively involve in the management of the telecom operation.  However, we will keep on monitoring the operation, which we still own 30% equity interest, is continuing to grow the business.

2.
The next 180 days to the end of the 12 months period, depending on the performance of our Yi An subsidiary, we may consider increasing our equity interest in Yi An in the second half of the year.

We are planning to open new offices in China, possibly located in Beijing, Foshan and Dongguan Cities. These new offices will provide business consulting services same as Yi An in Guangzhou City to the clients in those cities. We expect the opening of these new offices will further expand our business network to the local clients, as well as diversify our source of revenue geographically.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	2010	2009

Telecom Revenue	$9,398	$6,672
Consultancy Fees earned - from a related company	327,725	-
Consultancy Fees earned	15,928	-
Total Revenue	353,051	6,672

Cost of Telecom Services	13,884	17,408

Gross Profit (Loss)	339,167	(10,736)

Operating Expenses
Payroll expenses	78,844	3,330
Rent and utilities	22,860	2,670
General and administrative	87,982	48,683
Legal and professional fees	131,181	59,772
Total Operating Expenses	320,867	114,455

Income (Loss) From Operations	18,300	(125,191)

Other Income
Gain on bargain purchase of Yi An	306,005	-
Interest income	180	-
Total Other Income	306,185	-

Income (Loss) from Operations before Income Taxes	324,485	(125,191)

Provision for Income Taxes	(54,927)	(4,038)

Net Income (Loss)	269,558	(129,229)

Less: Net profit attributable to noncontrolling interests	110,068	-

Net Income (Loss) attributable to Apextalk's Stockholders	159,490	(129,229)

Other Comprehensive Income
Total foreign currency translation gain	36,709	-
Less: foreign currency translation gain attributable to noncontrolling interests	17,987	-
Foreign currency translation gain attributable to Apextalk's stockholders	18,722	-

Comprehensive Income (Loss)	$178,212	$(129,229)

Revenue: Our revenue substantially increased due to the recognition of consultancy fee from our Yi An subsidiary, since June 1, 2010. Yi An revenue was generated by providing business consulting services to small-to-medium enterprises (SMEs) in Guangdong Province, China. Revenue derived from our value-added telecom also increased significantly, as our improved marketing effort has stimulated the usage of our VOIP telecom service.  For the six months ended June 30, 2010, we generated $353,051 in revenue, representing an increase of $346,379 or 51.92 times compared to the revenue of $6,672 during the same period ended on June 30, 2009.   The increase of our revenue was mainly attributable to the revenue recognition of our newly acquired subsidiary.

 Cost of Services: Our cost of services in telecom operation includes expenses related to the purchase of communication usage fees from Apex Telecom, one of our shareholders.  Our cost of services were $13,884 for the six months ended June 30, 2010, compared to $17,408 for the same period ended June 30, 2009, representing a decrease of $3,524 or 20.24%. Our decreased cost of services was mainly attributed to our streamlined operation and cost-cutting effort in the second quarter.

Payroll expenses: The payroll expenses were $78,844 for the six months ended June 30, 2010 and $3,330 for the same period ended June 30, 2009, representing an increase of $75,514 or 22.68 times.  The increase was primarily due to the additional headcounts from our newly acquired Yi An subsidiary, as well as the hiring of three additional employees for our increased administrative work and daily operation since the first quarter of 2010.

Rent and utilities: The rent and utilities were $22,860 for the six months ended June 30, 2010, compared to $2,670 in the same period ended June 30, 2009, representing an increase of $20,190 or 7.56 times. Our expenses for rent and utilities increased primarily because we increased the office space that we rent to meet our growing need for more office space and the office rental for Yi An’s operation.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and entertainment expenses.  Our general and administrative expenses were $87,982 for the six months ended June 30, 2010, compared to $48,683 in the same period ended June 30, 2009, representing an increase of $39,299 or 80.72%, which was primarily due to the expansion of scale and scope of our business after acquisition of Yi An, and that resulted in an increase of general and administrative expenses.

Legal and professional fees: The legal and professional fees were $131,181 for the six months ended June 30, 2010 and $59,772 for the six months ended June 30, 2009, representing an increase of $71,409 or 119.57%.  The increase was primarily attributable to the higher demand of legal, accounting and other professional services in the process of acquiring our new Yi An subsidiary in the second quarter, in order to ensure our compliance with applicable securities laws and regulations and to maintain our public company status.

 Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.
	2010	2009

Telecom Revenue	$5,668	$3,546
Consultancy Fees earned - from a related company	327,725	-
Consultancy Fees earned	15,928	-
Total Revenue	349,321	3,546

Cost of Telecom Services	6,779	6,453

Gross Profit (Loss)	342,542	(2,907)

Operating Expenses
Payroll expenses	50,023	1,665
Rent and utilities	16,860	1,335
General and administrative	56,173	23,937
Legal and professional fees	94,692	14,358
Total Operating Expenses	217,748	41,295

Income (Loss) From Operations	124,794	(44,202)

Other Income
Gain on bargain purchase of Yi An	306,005	-
Interest income	180	-
Total Other Income	306,185	-

Income (Loss) from Operations before Income Taxes	430,979	(44,202)

Provision for Income Taxes	(53,339)	(1,219)

Net Income (Loss)	377,640	(45,421)

Add: Net profit attributable to noncontrolling interests	110,068	-

Net Income (Loss) attributable to Apextalk's Stockholders	267,572	(45,421)

Other Comprehensive Income
Total foreign currency translation gain	36,709	-
Less: foreign currency translation gain attributable to noncontrolling interests	17,987	-
Foreign currency translation gain attributable to Apextalk's stockholders	18,722	-

Comprehensive Income (Loss)	$286,294	$(45,421)

Revenue: Our revenue substantially increased due to the recognition of consultancy fee from our newly acquired Yi An subsidiary, since June 1, 2010. Revenue derived from our value-added telecom also increased significantly, as our improved marketing effort has stimulated the usage of our VOIP telecom service.  For the three months ended June 30, 2010, we generated $349,321 in revenue, representing an increase of $345,775 or 97.51 times compared to the revenue of $3,546 during the same period ended on June 30, 2009.   The increase of our revenue was mainly attributable to the revenue recognition of our newly acquired subsidiary.

 Cost of Services: Our cost of services in telecom operation includes expenses related to the purchase of communication usage fees from Apex Telecom, one of our shareholders.  Our cost of services were $6,779 for the three months ended June 30, 2010, compared to $6,453 for the same period ended June 30, 2009, representing an  increase of $326 or 5.05%. Our cost of services almost stayed flat, compared to the same period in 2009. It can be explained by the increased cost arisen from higher revenue, but then offset by our cost-cutting effort in the period.

Payroll expenses: The payroll expenses were $50,023 for the three months ended June 30, 2010 and $1,665 for the same period ended June 30, 2009, representing an increase of $48,358 or 29.04 times.  The increase was primarily due to the additional headcounts from our newly acquired Yi An subsidiary, as well as the hiring of three additional employees for our increased administrative work and daily operation since the first quarter of 2010.

Rent and utilities: The rent and utilities were $16,860 for the three months ended June 30, 2010, compared to $1,335 in the same period ended June 30, 2009, representing an increase of $15,525 or 11.63 times. Our expenses for rent and utilities increased primarily because we increased the office space that we rent to meet our growing need for more office space and the office rental for Yi An’s operation.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and entertainment expenses.  Our general and administrative expenses were $56,173 for the three months ended June 30, 2010, compared to $23,937 in the same period ended June 30, 2009, representing an increase of $32,236 or 134.67%, which was primarily due to the expansion of scale and scope of our business after acquisition of Yi An, and that resulted in an increase of general and administrative expenses.

Legal and professional fees: The legal and professional fees were $94,692 for the three months ended June 30, 2010 and $14,358 for the three months ended June 30, 2009, representing an increase of $80,334 or 5.60 times.  The increase was primarily attributable to the higher demand of legal, accounting and other professional services in the process of acquiring our new Yi An subsidiary in the second quarter, in order to ensure our compliance with applicable securities laws and regulations and to maintain our public company status.

Liquidity and Capital Resources

As of June 30, 2010, the Company’s current assets were $13,346,840 and current liabilities were $2,842,679. Cash and cash equivalents totaled $316,999 as of June 30, 2010. The Company’s shareholders’ equity at June 30, 2010 was $4,389,399. The Company had cash provided by operating activities for the six months ended June 30, 2010 of $34,654 and used in for the six months ended June 30, 2009 of $76,273, respectively. The Company had net cash used in investing activities of $3,986,641 and $635 for the six months ended June 30, 2010 and 2009, respectively. The Company had net cash provided by financing activities of $4,246,414 and $45,664 for the six months ended June 30, 2010 and 2009, respectively.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies

The discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of consolidated financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1)  asset impairments and (2) depreciable lives of assets. Future events and their effects cannot be predicted with certainty, and accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update these assumptions and estimates on an ongoing basis and may employ outside experts to assist with these evaluations. Actual results could differ from the estimates that have been used.

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements for the periods ended June 30, 2010 and 2009. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recent Accounting Pronouncements

In July 2010, the FASB issued update No. 2010-20 – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments are effective for the first reporting period (including interim periods) ending on or after December 15, 2010. Adoptions of the amendments will not have an impact on the company’s results of operations, financial position or liquidity.

 Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.    Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2010, we effectuated the third and final closing of the Stock Purchase Agreement pursuant to which we issued to the Purchaser 833,334 shares of our common stock in exchange for a cash payment of $2,000,000. Further, we sold the Purchaser additional 104,167 shares of our newly issued common stock at a purchase price of $2.40 per share with an aggregate amount of $250,000.

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

APEXTALK HOLDINGS, INC.
Registrant

Date: August 19, 2010	By: /s/ Hui Liu
Hui Liu
Chief Executive Officer

Date: August 19, 2010	By: /s/ Shan Liu
Shan Liu Chief Financial and Accounting Officer