Form 10-Q
period 2010-09-30
Apextalk Holdings Inc
filed 2010-11-23
CIK 1429684

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 23, 2010: 3,063,874 shares of common stock.

APEXTALK HOLDINGS, INC.

FORM 10-Q

September 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Control and Procedures	26

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	(Removed and Reserved)	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (UNAUDITED)	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$4,180,387	$-
Accounts receivable from a related company	929,360	-
Other receivables, net	1,112,803	1,871
Short term note receivable from a related company	8,390,439	-
Short term note receivable	3,807,050	-
Current assets of discontinued operations	9,089	24,795
Total Currents Assets	18,429,128	26,666
Other asset	120,000	-
Property and equipment, net	352,794	539
Patent, net	8,969	8,969
Noncurrent assets of discontinued operations	30,733	41,404
Total Assets	$18,941,624	$77,578

LIABILITIES AND EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$127,293	$7,111
Accrued expenses	15,439	6,350
Advance from customers	667,562	-
Short term note payable	2,487,273	-
Income tax payable	1,151,369	-
Other taxes payable	101,767	-
Shareholders' loan	49,294	30,716
Current liabilities of discontinued operations	80,479	90,514
Total Liabilities	4,680,476	134,691

Commitments and Contingencies	-	-

Apextalk Stockholders' Equity (Deficiency)
Common stock, authorized 1,000,000,000 shares, par value $0.001, 3,063,874 shares and 459,706 shares issued and outstanding on September 30, 2010 and December 31, 2009, respectively	3,064	459
Additional paid-in-capital	6,634,478	358,383
Accumulated earnings (deficit)	1,330,290	(415,955)
Accumulated other comprehensive income	131,051	-
Total Apextalk's Stockholders' Equity (Deficiency)	8,098,883	(57,113)
Noncontrolling interests	6,162,265	-
Total Equity (Deficiency)	14,261,148	(57,113)

Total Liabilities and Equity (Deficiency)	$18,941,624	$77,578

See accompanying notes to unaudited condensed consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Consultancy fees earned - from a related company	$518,020	$-	$845,745	$-
Consultancy fees earned	4,649,377	-	4,665,305	-
Total Revenue	5,167,397	-	5,511,050	-

Operating Expenses
Payroll expenses	148,676	11,925	225,270	40,275
Rent and utilities	84,066	-	105,126	-
General and administrative	506,334	56	580,040	3,097
Legal and professional fees	53,461	18,752	183,842	74,029
Total Operating Expenses	792,537	30,733	1,094,278	117,401

Operating Income (Loss)	4,374,860	(30,733)	4,416,772	(117,401)

Other Income
Gain on bargain purchase of Yi An	-	-	306,005	-
Interest income	1,956	-	2,136	-
Total Other Income	1,956	-	308,141	-

Income (Loss) from Continuing Operations before Income Taxes and Discontinued Operations	4,376,816	(30,733)	4,724,913	(117,401)

Provision for Income Taxes	(1,136,863)	(1,219)	(1,191,790)	(4,457)

Income (Loss) from Continuing Operations	3,239,953	(31,952)	3,533,123	(121,858)

Less: Income attributable to noncontrolling interests	1,647,739	-	1,757,807	-

Income (Loss) attributable to Controlling Interest	1,592,214	(31,952)	1,775,316	(121,858)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(4,418)	(19,815)	(28,030)	(59,138)
Loss on disposal of assets, net of taxes	(1,041)	-	(1,041)	-
Loss from Discontinued Operations	(5,459)	(19,815)	(29,071)	(59,138)

Net Income (Loss)	1,586,755	(51,767)	1,746,245	(180,996)

Amounts attributable to Apextalk Stockholders
Income from continuing operations	1,592,214	(31,952)	1,775,316	(121,858)
Discontinued operations, net of taxes	(5,459)	(19,815)	(29,071)	(59,138)
Net income (loss)	1,586,755	(51,767)	1,746,245	(180,996)

Other Comprehensive Income
Total foreign currency translation gain	220,254	-	256,963	-
Less: foreign currency translation gain attributable to noncontrolling interests	(107,925)	-	(125,912)	-
Foreign currency translation gain attributable to Apextalk stockholders	112,329	-	131,051	-

Comprehensive Income (Loss)	$1,699,084	$(51,767)	$1,877,296	$(180,996)

Basic and Diluted Net Income (Loss) per Share attributable to Apextalk's stockholders
Net income (loss) per share from continuing operations	$0.68	$(0.07)	$1.08	$(0.27)
Discontinued operations	(0.00)	(0.04)	(0.02)	(0.13)
Net income (loss) per share	$0.68	$(0.11)	$1.06	$(0.40)

Weighted average number of common shares outstanding
during the period - Basic and Diluted	2,312,063	459,706	1,645,223	447,190

See accompanying notes to unaudited condensed consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY / (DEFICIENCY)
(Unaudited)
						Total
					Accumulated	Apextalk
				Accumulated	Other	Stockholders'
	Common Stock		Paid in	Earnings	Comprehensive	Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital	(Deficit)	Income	(Deficiency)	Interest	(Deficiency)

Balance, December 31, 2009	459,706	$459	$358,383	$(415,955)	$-	$(57,113)	$-	$(57,113)

Common stock issued for cash	2,604,168	2,605	6,247,395	-	-	6,250,000	-	6,250,000

Noncontrolling interests	-	-	-	-	-	-	4,451,015	4,451,015

In kind contribution for services	-	-	28,700	-	-	28,700	-	28,700

Net income for the nine months period ended September 30, 2010	-	-	-	1,746,245	-	1,746,245	1,757,807	3,504,052

Yi An's dividend paid to noncontrolling interest	-	-	-	-	-	-	(172,469)	(172,469)

Foreign currency translation gain	-	-	-	-	131,051	131,051	125,912	256,963

Balance, September 30, 2010	3,063,874	$3,064	$6,634,478	$1,330,290	$131,051	$8,098,883	$6,162,265	$14,261,148

See accompanying notes to unaudited condensed consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Cash Flows from Operating Activities
Net income (loss)	$3,504,052	$(180,996)
Less discontinued operations, net of tax	(29,071)	(59,138)
Net income (loss) from continuing operations	3,533,123	(121,858)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on bargain purchase of Yi An	(306,005)	-
Depreciation and amortization	32,122	64
In kind contribution of services	28,700	40,275
Change in operating assets and liabilities net of effects from purchase of Subsidiary Yi An:
(Increase) in accounts receivable	(11,033)	-
(Increase) in accounts receivable, other	(1,055,608)	-
(Increase) in other asset	(120,000)	-
(Decrease) in accounts payable	(360)	(13,610)
Increase in accrued expenses	118,041	3,737
Increase in advanced from customer	658,258	-
Increase in income tax payable	1,052,069	-
Increase in other tax payable	90,390	-
Net Cash Provided by (Used in) Operating Activities	4,019,697	(91,392)

Cash Flows from Investing Activities
Payment for purchase of Yi An, net of cash acquired	(3,782,192)	-
Deposit for purchase of Yi An	(2,000,000)
Purchase of equipment	(104,076)	(635)
Decrease in notes receivable from a related company	3,683,475	-
(Increase) in notes receivable	(3,753,991)	-
Net Cash (Used in) Investing Activities	(5,956,784)	(635)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	6,250,000	25,648
Stock Subscription received	-	35,016
Payments to note payable	(22,389)	-
Dividends paid to noncontrolling interest	(172,469)	-
Proceeds from stockholder loan	18,578	-
Net Cash Provided by Financing Activities	6,073,720	60,664

Effect of Exchange Rates on Cash	56,482	-

Cash Provided by (Used in) Continuing Operations	4,193,115	(31,363)

Cash (Used in) Operating Activities from Discontinued Operations	(25,449)	(16,040)
Cash Provided by Financing Activities from Discontinued Operations	100	-
Effect of Change in Cash and Equivalents of Discontinued Operations	12,621	2,640
Cash Used in Discontinued Operations	(12,728)	(13,400)

Net Increase/ (Decrease) in Cash	4,180,387	(44,763)

Cash and Cash Equivalents , Beginning of Period	-	45,366
Cash and Cash Equivalents, Ending of Period	$4,180,387	$603

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$169,926	$1,600

See accompanying notes to unaudited condensed consolidated financial statements

APEXTALK HOLDINGS, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Apextalk, Inc. was incorporated on November 7, 2007 under the laws of the state of Delaware.  On November 12, 2007, Apextalk, Inc. changed its name to Apextalk Holdings, Inc.  The company, located in San Francisco, California, is a holding company whose subsidiaries provide various telecom services (through September 1, 2010, see Note 5) and financial consulting services.

Apextalk Inc. was incorporated on June 8, 2004 under the laws of the state of California.  The company has integrated VoIP and wireless technology to develop various market driven applications. Apextalk Holdings, Inc. completed the acquisition of Apextalk Inc. on November 16, 2007 where Apextalk Holdings, Inc. purchased all of the outstanding shares of Apextalk Inc.

Guangdong Yi An Investment Consulting Company Limited (“Yi An”) was incorporated in the People’s Republic of China (“PRC”) on September 7, 2009 as a limited liability company. Yi An engaged in financial consulting, investment advisory, management consulting, and business information consulting in the PRC. On February 1, 2010, Yi An established a 51% held subsidiary named Guangzhou Hua Ying Venture Capital Co., Ltd. (“Hua Ying”) which engaged in investment advisory services in the PRC. On June 1, 2010, Apextalk Holdings, Inc. completed the purchase of 51% ownership of Yi An with the last cash payment made on June 7, 2010.

On October 25, 2010, Apextalk Holdings, Inc. completed the purchase of additional 24.37% ownership of Yi An with the cash payment made on September 24, 2010.

Apextalk Holdings, Inc. and its wholly owned and majority owned subsidiaries are hereafter referred to as (the “Company”).

NOTE  2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Changes in Basis of Presentation

The 2009 financial information has been revised so that the basis of presentation is consistent with that of the 2010 financial information. This revision reflects the financial condition and results of operations of Apextalk Inc. (“API”) as discontinued operations for all periods presented. For a summary of discontinued operations see Note 5.

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

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2010 were not audited. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the parent company and its wholly owned subsidiary of Apextalk Inc. from January 1, 2009 to September 30, 2010 and majority owned subsidiary of Yi An from June 1, 2010 to September 30, 2010.  Apextalk Holdings, Inc. discontinued its telecom operations on September 1, 2010. However, Apextalk Holdings, Inc. still wholly owns Apextalk Inc. as of September 30, 2010, thus, the financial condition and results of operations of Apextalk Inc. was included in the  consolidated financial statements during the respective  periods.  All of the material inter-company transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents. The cash of $4,074,540 is uninsured by FDIC as it is held in a foreign bank account.

Accounts Receivable and Allowance for Doubtful Accounts

---Investment Consultancy services

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience. As of September 30, 2010, the Company has recorded $-0- amount allowance for doubtful accounts.

---Value- added Telecom Service

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the six-month-term. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of September 30, 2010 and December 31, 2009, the Company has recorded an allowance for doubtful accounts in the amounts of $-0- and $2,423, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using 150% the double-declining balance method except motor vehicles are depreciated on the straight-line method over their estimated useful lives, which differ by asset category. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets:

● Furniture & fixtures: 7 years
● Equipment: 5-7 years
● Software: 5 years
● Leasehold improvements: 15 years
● Motor vehicles: 5 years

Expenditures associated with upgrades and enhancements are intended to improve, add functionality, or otherwise extend the life of a respective asset are capitalized; while expenditures that do not, such as repairs and maintenance, are expensed as incurred. The residual value of property and equipment is estimated to be equal to 10% of the original cost.  Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts, and the resulting gains or losses are reflected in the statements of operations.

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

The carrying value of other current asset,  other payables and accrued liabilities approximate their fair values because of the short-term nature of these instruments.  Management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Revenue and Cost Recognition

---Investment Consultancy services

The Company recognizes revenues from consultancy services when services are performed and collectability is reasonably assured.

---Value- added Telecom Service

The Company recognizes revenue on arrangements in accordance with FASB ASC 605, Revenue Recognition. Revenue is recognized when amounts are earned and when the amount and timing of the revenue can be reasonably estimated. Accounts with no activities in three months will be cancelled and the unused balances in these accounts will not be refunded to customers and recorded as revenue. Expenses are recognized when they occurred and matched against revenue, as a component of costs of services in the statement of operations in accordance with FASB ASC 605, Revenue Recognition. Revenues from internet communication services are recognized in the period such services are used by the end user and monthly service fee is charged.

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

The exchange rates used to translate amounts in RMB from Yi An and Hua Ying into US$ for the purposes of preparing the financial statements were as follows:

September 30, 2010
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of period ended	RMB1=US$0.14930
Amounts included in the statements of operations and cash flows for the period	RMB1=US$0.14722

The translation gain recorded for the three months ended September 30, 2010 was $112,329. The translation gain recorded for the nine months ended September 30, 2010 was $131,051.

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

Other Comprehensive Income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statement of operations and comprehensive income and stockholders’ equity.

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260, Earnings Per Share.  As of September 30, 2010 and 2009, there were no diluted shares outstanding.

Business Segments

The Company operates in two segments and segments information is presented in Note 6.

Reclassification

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on the Company's consolidated net income (loss) or stockholders' Equity (deficiency).

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

In August 2010, the FASB issued update No. 2010-21 – Accounting for Technical Amendments to Various SEC Rules and Schedules Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies(SEC Update). The amendments eliminated outdated provisions and provide the needed clarifications. The amendments are effective for the first reporting period (including interim periods) beginning after issuance. Adoptions of the amendments will not have an impact on the Company’s consolidated financial statements.

In August 2010, the FASB issued update No. 2010-22 – Accounting for Various Topics – Technical Corrections to SEC Paragraphs (SEC Update). The update amends paragraphs based on external comments received and the issuance of SAB 112. The amendments are effective for the first reporting period (including interim periods) beginning after issuance. Adoptions of the amendments will not have an impact on the Company’s consolidated financial statements.

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

The total purchase price for this acquisition was $3,951,595.  Of the total cash consideration of $3,951,595, $306,005 was preliminarily allocated to gain on bargain purchase, $13,102,872 to tangible assets, $169,403 to cash acquired, $2,563,660 to net assumed liabilities and $6,451,615 to noncontrolling interests. Gain on bargain purchase represents the excess of net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed excess over the aggregate purchase price and the fair value of the noncontrolling interest in Yi An. Such preliminarily gain is present as separately in the Company’s condensed statement of operation and other comprehensive income.

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

This business combination did have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures are presented below. The following information is under the assumption that Apextalk Holdings, Inc. purchased 51% of Yi An interest on Yi An’s inception date as of January 1, 2010 at book value.

Pro forma Apextalk Holdings, Inc. condensed consolidated statements of operations and other comprehensive income
Nine months
ended
9/30/2010
Total revenues	$6,519,143
Cost of service	16,845
Gross profit (loss)	6,502,298
Total operating expenses	1,294,722
Income from operations	5,207,576
Total other income (expenses)	2,782
Income from operations before taxes	5,210,358
Income taxes expense	1,393,767
Net Income	3,816,591
Add: net profit attributable to noncontrolling interests	2,070,151
Net Income attributable to Apextalk Stockholders	1,746,440
Foreign currency translation gain attributable to Apextalk	114,848
Comprehensive Income	$1,861,288

NOTE 4.        SHARE TRANSFER AGREEMENT DATED JUNE 18, 2010

On June 18, 2010, the Company entered into another share transfer agreement with the shareholder (“Yi An noncontrolling interest shareholder”) who owned 49% of the issued and outstanding common shares of Yi An. Pursuant to this share transfer agreement, the Yi An noncontrolling interest shareholder will transfer 39% of Yi An’s issued and outstanding common shares to the Company at an aggregate purchase price of RMB 21,642,616 (approximately $3,182,738), which shall be paid in full within 720 days following June 18, 2010.

On September 24, 2010, the Company transferred $2,000,000 cash to the Yi An noncontrolling interest shareholder to execute part of this share transfer agreement. As this cash payment was not settled as of September 30, 2010, therefore, the Company accounted 51% ownership of Yi An as of September 30, 2010.

NOTE 5.        DISCONTINUED THE OPERATIONS OF APEXTALK INC.

On November 19, 2010, Apextalk, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Inno Global Inc. (“Innoglo”), a California company, The Purchase Agreement was effective September 1, 2010 and provided for the transfer of cash equal to $2,753 and gross accounts receivable equal to $ 2,244 net of an allowance for doubtful accounts equal to $395 by Apextalk, Inc. to Innoglo in exchange for the assumption of certain Apextalk, Inc. liabilities by Innoglo. Specifically, Innoglo assumed deferred revenue from Apextalk, Inc. equal to $4,602. The net assets transferred from Apextalk, Inc. to Innoglo were equal to the net liabilities assumed by Innoglo from Apextalk, Inc. As such, no gain or loss is recognized on the transaction.  Pursuant to the closing of the Purchase Agreement, Apextalk Holdings, Inc. transferred Apextalk Inc.’s telecom customers to Innoglo and discontinued its telecom business operations.

The following table summarized the assets and liabilities of the discontinued operations, excluding intercompany balances eliminated in consolidated, at September 30, 2010 and December 31, 2009, respectively:

	9/30/2010	12/31/2009
Assets in discontinued operations
Current assets:
Cash and cash equivalents	$9,089	$21,710
Accounts receivable, net of allowance	-	3,085
Total current assets	9,089	24,795

Non-current assets:
Property, plant and equipment, net	30,733	41,404

Total assets in discontinued operations	$39,822	$66,199

Liabilities in discontinued operations
Accounts payable	$18,884	$23,055
Accrued expenses	57,743	54,743
Unearned revenue	-	11,717
Accounts payable to Innoglo	2,753	-
Shareholder's loan	1,100	1,000

Total liabilities in discontinued operations	$80,480	$90,515

Financial data for the discontinued operations of Apextalk Inc. for the three and nine months ended September 30, 2010 and September 30, 2009 is as follows:

	Three Months Ended		Nine Months Ended
	9/30/2010	09/30/2009	9/30/2010	09/30/2009

Total revenue	$4,070	$7,755	$13,468	$14,427
Pretax loss	(5,459)	(19,815)	(29,071)	(58,338)
Income tax provision	-	-	-	(800)
Net loss	(5,459)	(19,815)	(29,071)	(59,138)
Net loss attributable to Apextalk Holdings, Inc.	$(5,459)	$(19,815)	$(29,071)	$(59,138)

Per share information attributable to Apextalk Holdings, Inc.
Basic and diluted net loss per common shares	$(0.00)	$(0.04)	$(0.02)	$(0.13)
Average common shares outstanding - basic and diluted	2,312,063	459,706	1,645,223	447,190

During the discontinued transactions, Apextalk Inc. retired some computers and record $1,041 loss on the disposal.

NOTE 6.        SEGMENT INFORMATION

Upon the closing of the first acquisition of Yi An (see Note 3), both Apextalk Holdings, Inc. and Yi An agreed that Yi An would be a subsidiary of Apextalk Holdings, Inc. as of June 7, 2010, therefore,  we were involved in two segments of business: investment consulting services in the PRC and value-added telecom service in the U.S.

Investment consulting services segment engages in financial consulting, investment advisory, management consulting, and business information consulting in the PRC.

Value-add telecom service segment has integrated VoIP and wireless technology to develop various market driven applications in the U.S..

The following tables present summarized information by segment (note: prior to June 7, 2010, the Company only had one segment, therefore, no table related to September 30, 2009 year end segment information is present).

For the three months ended September 30, 2010
	Investment		Intersegment	Consolidated
	Consulting	Other	Eliminations	Results
Total segment operating revenues	$5,167,397	$0	$	$5,167,397
Operations and supports expenses	685,791	82,102		767,893
Depreciation and amortization expenses	24,486	158		24,644
Total segment operating expenses	710,277	82,260		792,537
Segment operation income (loss)	4,457,120	(82,260)		4,374,860
Other income	1,956	179,580	(179,580)	1,956
Segment income (loss) before income taxes	$4,459,076	$97,320	$(179,580)	$4,376,816

For the nine months ended September 30, 2010
	Investment		Intersegment	Consolidated
	Consulting	Other	Eliminations	Results
Total segment operating revenues	$5,511,050	$0	$	$5,511,050
Operations and supports expenses	761,171	300,985		1,062,156
Depreciation and amortization expenses	31,900	222		32,122
Total segment operating expenses	793,071	301,207		1,094,278
Segment operation income (loss)	4,717,979	(301,207)		4,416,772
Other income	2,136	485,585	(179,580)	308,141
Segment income (loss) before income taxes	$4,720,115	$64,378	$(179,580)	$4,724,913

Reconciliation of Reportable Segment Assets to Consolidated Assets
Assets for investment consulting	$18,664,991
Assets for discontinued operations	39,822
Assets for corporate	6,355,499
Intersegment investment	(5,951,595)
Intersegment notes	(167,093)
Consolidated total assets	$18,941,624

NOTE 7.        NOTE RECEIVABLE FROM RELATED COMPANY

As of September 30, 2010, Yi An has a loan of $8,390,439 to Guangzhou China Royal Pawn Co. Ltd. (“China Royal Pawn”),  which is controlled by a director of Yi An (see Note 15). Loan to the related company is unsecured, interest free and repayable on demand. A fee from the related company based on 2.5% per month of the outstanding loan amount is charged each month for an interest charge. On November 3, 2010, the outstanding notes receivable balance of $8,390,439 as at September 30, 2010, has been fully paid back (see Note 17).

NOTE 8.        NOTE RECEIVABLE

As of September 30, 2010, cash advances to third parties of $2,090,145 are unsecured, interest free and repayable on October 8, 2010 to November 29, 2010. Consultancy fees from third parties based on 0.05% per day of the outstanding loan amount is charged each day in place of an interest charge. As of October 26, 2010, $1,492,961 of the outstanding amount has been duly received.

NOTE 9.        PROPERTY AND EQUIPMENT

At September 30, 2010 and December 31, 2009 property and equipment is as follows:

	September 30, 2010 (unaudited)	December 31, 2009

Computer and Office Equipment	$37,311	$635
Motor Vehicles	275,337	-
Leasehold Improvement	72,363	-
Less accumulated depreciation	(32,217)	(96)
	$352,794	$539

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $32,122 and $64, respectively.

NOTE 10.        NOTE PAYABLE

As of September 30, 2010, Yi An has cash advanced from a third party of $2,487,273, which is unsecured, interest free and repayable on demand.

NOTE 11.        INCOME TAXES

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

NOTE 12.  LEASE COMMITMENTS

Operating Lease Commitments

Yi An leased office space from a third party under an operating lease which expires on March 25, 2012 at a monthly rental rate of $13,049, and several staff quarters from third parties under operating leases which expire on varies dates in 2011 at monthly rental rate of $2,463.

As at September 30, 2010, Yi An had an outstanding commitment with respect to the above operating leases, which are due as follows:

Year ending December 31	Amount
2010	$46,538
2011	171,496
2012	36,899
Total	$268,271

Capital Commitments

Yi An renovated the office during nine months ended September 30, 2010. As at September 30, 2010, Yi An had an outstanding commitment of $15,684 with respect to the renovation contracts.

NOTE 13.      STOCKHOLDERS’ EQUITY

Common Stocks

On January 20, 2010, the Company effectuated an initial closing of the Stock Purchase Agreement whereby the Company issued to the Champion Investors (China) Ltd. (“Purchaser”) 416,667 shares in exchange for $1,000,000 of the Purchase Price.

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

On September 9, 2010, the Company entered another Stock Purchase Agreement with the Champion Investors (China) Ltd, that the Company agreed to sell 833,333 shares of the Company’s newly issued common stock at a purchase price of $2.40 per share with an aggregate amount of $2,000,000. On September 21, 2010, the Company effectuated this stock purchase agreement.

In Kind Contribution

For the nine months ended September 30, 2010, key management personnel contributed administrative and managerial services to the Company with a fair value of $28,700 (See Note 15).

Cash Dividend

On August 16, 2010, Yi An paid $352,049 (RMB 2,400,000) cash dividend to Yi An’s shareholders. As one of the Yi An’s shareholders, Apextalk Holdings, Inc. received $179,580 cash dividend from Yi An.

NOTE 14.      STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in PRC, Yi An is  required to make annual appropriations to a statutory surplus reserve fund. Specifically,  Yi An is required to allocate 10% of its  profits after taxes, as determined in accordance with the PRC accounting standards applicable to Yi An , to a statutory surplus reserve until such reserve reaches 50% of the registered capital of Yi An. During the year ended December 31, 2009, Yi An provided $64,500 statutory reserve.

NOTE 15.      RELATED PARTY TRANSACTIONS

---Value- added Telecom Service

The current U.S. office space is sub-leased from one of the shareholders on a month to month basis.  The rent expense for the nine month ended September 30, 2010 and 2009 is $18,000 and $2,205, respectively.

The Company entered into an agreement with Apex Telecom, a shareholder of the Company, for leasing the facility and related equipment for use in operations during 2009.  The monthly rate of this lease was $200 per month. Effective on January 1, 2010, the Company does not lease the facility and related equipment from Apex Telecom, the leasing expense for the nine months ended September 30, 2010 and 2009 was $0 and $1,800, respectively. In addition, Apex Telecom had accounted for 100% of the total cost of sales of the company, for the nine months ended September 30, 2010, and 2009, respectively.

During the period ended September 30, 2010 and 2009, Apextalk Inc.  accrued compensation for key management personnel for the administrative and managerial services rendered to the company.  The total compensation accrued for the nine months ended September 30, 2010 and 2009 is $3,000 and $4,995, respectively.

In addition on the compensation for key management personal accrued by Apextalk, Inc. as stated above, for the nine months ended September 30, 2010 and 2009, key management personnel contributed administrative and managerial services to Apextalk Holdings, Inc. with a fair value of $28,700 and $40,275, respectively (See Note 13).

---Investment Consultancy services

On July 1, 2010, Yi An entered into a two-year strategic alliance agreement with, Guangzhou China Royal Pawn Co. Ltd. (“China Royal Pawn”), a related company controlled by a director of Yi An . China Royal Pawn is owned by four shareholders, which are four different companies.  A director of Apextalk Holdings, Inc.  and Yi An, is the company shareholder representative of one of four companies above.  This director owns shares in Apextalk Holdings, Inc., but not Yi An. According to the agreement, Yi An would refer clients to the related company, and receive 10% of the fee charged by the related company as referral commission, and an additional 30% as consultancy fee for risk control services provided regarding the referred clients.

During the four month period ended September 30, 2010, Yi An received consultancy fees of $845,745 from the related company, China Royal Pawn.  Total accounts receivable of $8,390,439 from this related company is recorded as of September 30, 2010. On November 3, 2010, the outstanding notes receivable balance of $8,390,439 as at September 30, 2010, has been fully paid back.

NOTE 16.     STOCK PURCHASE AGREEMENT DATED NOVEMBER 17, 2009

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

Subject to the terms and condition of the Agreement, the Company will transfer 70% of its equity interest in Apextalk, Inc. to Global Apex, Inc. and the Company will retain the remaining 30% equity interest in Apextalk, Inc.. As of November 22, 2010, the transfer has not completed due to the complications arise from operations and of net assets transfer. The Company is planning to complete this transfer by the end of December, 2010.

As additional consideration, the Company agreed to grant Global Apex Holdings the right to receive a cash payment in the amount of $30,000 for each $1,000,000 invested into the Company of up to $4,000,000 in the aggregate from outside investors. As of September 30, 2010, Global Apex Holdings received $120,000 in cash payments from the Company related to the $4,000,000 common stocks issued to the outside investors during the nine months end at September 30, 2010. The Company recorded the $120,000 payments as other assets to Global Apex Holdings as the transaction with Global Apex Holdings is not complete.

Among the $300,000 purchase price proceeds, approximately $50,000 will be available in the form of a short-term loan to the Company to support its operations and expansion. As of September 30, 2010, $48,794 from the proceeds was loaned to the Company.

NOTE 17.      SUBSEQUENT EVENTS

On October 25, 2010, Apextalk Holdings, Inc. completed a partial closing of the stock transfer agreement dated June 18, 2010 (See Note 4) by paying the Yi An noncontrolling interest shareholder $2,000,000 for 24.37% of Yi An’s issued and outstanding common  stock. As a result, Apextalk Holdings, Inc. owns 75.37% of the issued and outstanding common stock of Yi An.

On November 3, 2010, the outstanding notes receivable balance of $8,390,439 as of September 30, 2010, which was made to China Royal Pawn, has been fully paid back.

On November 8, 2010, Board of Directors of Apextalk Holdings, Inc. approved a total of $30,000 cash dividend and a one-for-ten stock dividend to be effected to stockholders of record on October 26, 2010. The date of distribution is not finalized as of November 22, 2010.

On November 19, 2010, Apextalk, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Inno Global Inc. (“Innoglo”), a California company, Pursuant to the closing of the Purchase Agreement, Apextalk Holdings, Inc. transferred Apextalk Inc.’s telecom customers to Innoglo and discontinued its telecom business operations (See Note 5).

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

Business Overview

Apextalk Holdings, Inc. (hereinafter referred to as the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware on November 7, 2007.   On November 16, 2007 we entered into a share exchange agreement with Apextalk, Inc., a California based corporation, whereby Apextalk, Inc. became our wholly owned subsidiary.  On November 18, 2007, we issued 89,619 common shares (post reverse split) to TLMS International, Inc. and 44,810 common shares (post reverse split) to Spencer Luo for in exchange for an aggregate $111,038 investment in us.

On December 16, 2009, we entered into a share transfer agreement by and among the Company, Guandong Yi An Investment Consulting Co., Ltd (“Yi An”), Ms Weiling Liang, and Mr. Yu Chen.  The share transfer transaction was approved by the Chinese Government on March 9, 2010 and Yi An became a 51% owned subsidiary as of June 7, 2010.  On June 18, 2010, we entered into a new share transfer agreement with Ms Weiling Liang, for the purchase of additional 39% Yi An equity interest, in the amount of $3,200,000. Upon completion of the transaction, Yi An will become a 90% owned subsidiary of the Company. The transaction is currently partially closed, as we Ms. Weiling Liang received our $2,000,000 partial payment on October 25, 2010. As a result of the partial payment, Yi An currently owns approximately 75.27% Yi An.

Yi An was founded in September 2009 and is located in Guangzhou, Guangdong Province in the People’s Republic of China. Yi An is a consulting company which engages in financial consulting, management consulting, and business information consulting.  Yi An provides various services to its clients, including generating customer credit information for use by short term lenders, and helping clients to establish and improve internal controls and compliance systems and procedures. It currently operates four offices in Guangzhou, Beijing, Foshan and Dongguan.

Apextalk, Inc., our wholly owned subsidiary, provides telecom services to individuals and institutions around the world. Apextalk, Inc. has integrated voice-over-internet-protocol (“VoIP”), a form of communication that transmits with wireless technology via the internet, to develop various market driven applications. Apextalk, Inc. owns a patent pending for its “promotional minutes” program. It is an innovative marketing tool that enables our clients to advertise to their customers through smart phones, and other devices. On November 19, 2010, Apextalk, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Inno Global Inc. (“Innoglo”), a California company, The Purchase Agreement was effective September 1, 2010 and provided for the transfer of cash equal to $2,753 and gross accounts receivable equal to $ 2,244 net of an allowance for doubtful accounts equal to $395 by Apextalk, Inc. to Innoglo in exchange for the assumption of certain Apextalk, Inc. liabilities by Innoglo. Specifically, Innoglo assumed deferred revenue from Apextalk, Inc. equal to $4,601. The net assets transferred from Apextalk, Inc. to Innoglo were equal to the net liabilities assumed by Innoglo from Apextalk, Inc. As such, no gain or loss is recognized on the transaction.

Business Plan

The following outlines our business plan for the next 12 months:

1.
The first 90 days, we will continue to focus on our current business consulting service in China.

We acquired an equity interest in Yi An  on June 1, 2010. As we continue to  increase our equity interest in Yi An and discontinue our telecom business, we expect Yi An to be our sole contributor of revenue and net income. Yi An established four offices located in Guangzhou, Beijing, Foshan and Dongguan. These offices began generating revenue in July 2010. Based on our year-to-date statistics, we expect Yi An’s consulting service to continue to grow rapidly throughout the year of 2010. To maintain increased  growth, we will continue our customer-relationship-building strategy by sending our sales managers to visit target Small-and-Medium Enterprises (SMEs) Associations in the major cities of China. We will also expand our sales team by hiring more sales managers to better support our growth strategy and expanding network.

We expect to close the Yi An stock purchase transaction signed on June 18, 2010. Upon completion, we will subsequently own 90% equity interest of Yi An.

2.
During the next 180 days, we will focus on maintaining the rapid growth of Yi An business, as well as improving  earnings.

We are planning to open additional offices in Shanghai and other major cities located in China. We will target SMEs. Our  new offices will provide the same business consulting services as our current four offices. We expect the opening of these additional offices will expand our business network to the local clients, as well as diversify our source of revenue geographically. Having clients located in different geographic areas diversifies our business and mitigates the government policy risk which we would face if we were concentrated in a single geographic area.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	For the Nine Months Ended
	September 30,
	2010	2009

Consultancy fees earned - from a related company	$845,745	$-
Consultancy fees earned	4,665,305	-
Total Revenue	5,511,050	-

Operating Expenses
Payroll expenses	225,270	40,275
Rent and utilities	105,126	-
General and administrative	580,040	3,097
Legal and professional fees	183,842	74,029
Total Operating Expenses	1,094,278	117,401

Operating Income (Loss)	4,416,772	(117,401)

Other Income
Gain on bargain purchase of Yi An	306,005	-
Interest income	2,136	-
Total Other Income	308,141	-

Income (Loss) from Continuing Operations before Income Taxes and Discontinued Operations	4,724,913	(117,401)

Provision for Income Taxes	(1,191,790)	(4,457)

Income (Loss) from Continuing Operations	3,533,123	(121,858)

Less: Income attributable to noncontrolling interests	1,757,807	-

Income (Loss) attributable to Controlling Interest	1,775,316	(121,858)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(28,030)	(59,138)
Loss on disposal of assets, net of taxes	(1,041)	-
Loss from Discontinued Operations	(29,071)	(59,138)

Net Income (Loss)	1,746,245	(180,996)

Amounts attributable to Apextalk Stockholders
Income from continuing operations	1,775,316	(121,858)
Discontinued operations, net of taxes	(29,071)	(59,138)
Net income (loss)	1,746,245	(180,996)

Other Comprehensive Income
Total foreign currency translation gain	256,963	-
Less: foreign currency translation gain attributable to noncontrolling interests	(125,912)	-
Foreign currency translation gain attributable to Apextalk stockholders	131,051	-

Comprehensive Income (Loss)	$1,877,296	$(180,996)

Revenue: For the nine months ended September 30, 2010, we generated $5,511,050 in revenue, representing an increase of $5,511,050 compared to the revenue of $-0- during the same period ended on September 30, 2009. The increase of our revenue was mainly attributable to the revenue recognition of our newly acquired Yi An subsidiary, as well as rapid growth of Yi An business due to the opening of new offices in four cities in China. The same period in 2009 has $-0- revenue, due to the discontinuation of our telecom business.

Payroll expenses: The payroll expenses were $225,270 for the nine months ended September 30, 2010 and $40,275 for the same period ended September 30, 2009, representing an increase of $184,995 or 4.59 times.  The increase was primarily due to the additional headcounts from our newly acquired Yi An subsidiary, as well as the hiring of three additional employees for our increased administrative work and daily operation since the first quarter of 2010. The number in the same period in 2009  reflected the discontinuation of our telecom business.

Rent and utilities: The rent and utilities were $105,126 for the nine months ended September 30, 2010, compared to $-0- in the same period ended September 30, 2009. Our expenses for rent and utilities increased primarily because we increased the office space that we rent to meet our growing need. The same period in 2009 has $-0- expense, due to discontinuation of our telecom business.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and entertainment expenses.  Our general and administrative expenses were $580,040 for the nine months ended September 30, 2010, compared to $3,097 in the same period ended September 30, 2009, representing an increase of $576,943 or 186.29 times, which was primarily due to the expansion of scale and scope of our business after acquisition of Yi An, and that resulted in an increase of general and administrative expenses. The number in the same period in 2009  reflected the discontinuation of our telecom business.

Legal and professional fees: The legal and professional fees were $183,842 for the nine months ended September 30, 2010 and $74,029 for the nine months ended September 30, 2009, representing an increase of $109,813 or 1.48 times.  The increase was primarily attributable to the higher demand of legal, accounting and other professional services in the process of acquiring additional equity interest of our Yi An subsidiary in the third quarter, in order to ensure our compliance with applicable securities laws and regulations and to maintain our public company status.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	For the Three Months Ended
	September 30,
	2010	2009

Consultancy fees earned - from a related company	$518,020	$-
Consultancy fees earned	4,649,377	-
Total Revenue	5,167,397	-

Operating Expenses
Payroll expenses	148,676	11,925
Rent and utilities	84,066	-
General and administrative	506,334	56
Legal and professional fees	53,461	18,752
Total Operating Expenses	792,537	30,733

Operating Income (Loss)	4,374,860	(30,733)

Other Income
Gain on bargain purchase of Yi An	-	-
Interest income	1,956	-
Total Other Income	1,956	-

Income (Loss) from Continuing Operations before Income Taxes and Discontinued Operations	4,376,816	(30,733)

Provision for Income Taxes	(1,136,863)	(1,219)

Income (Loss) from Continuing Operations	3,239,953	(31,952)

Less: Income attributable to noncontrolling interests	1,647,739	-

Income (Loss) attributable to Controlling Interest	1,592,214	(31,952)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(4,418)	(19,815)
Loss on disposal of assets, net of taxes	(1,041)	-
Loss from Discontinued Operations	(5,459)	(19,815)

Net Income (Loss)	1,586,755	(51,767)

Amounts attributable to Apextalk Stockholders
Income from continuing operations	1,592,214	(31,952)
Discontinued operations, net of taxes	(5,459)	(19,815)
Net income (loss)	1,586,755	(51,767)

Other Comprehensive Income
Total foreign currency translation gain	220,254	-
Less: foreign currency translation gain attributable to noncontrolling interests	(107,925)	-
Foreign currency translation gain attributable to Apextalk stockholders	112,329	-

Comprehensive Income (Loss)	$1,699,084	$(51,767)

Revenue: For the three months ended September 30, 2010, we generated $5,167,397 in revenue, representing an increase of $5,167,397 compared to the revenue of $-0- during the same period ended on September 30, 2009.   The increase of our revenue was mainly attributable to the opening of four new offices of Yi An. The same period in 2009 has $-0- revenue, due to the discontinuation of our telecom business.

Payroll expenses: The payroll expenses were $148,676 for the three months ended September 30, 2010 and $11,925 for the same period ended September 30, 2009, representing an increase of $136,751 or 11.47 times.  The increase was primarily due to the additional headcounts from our newly acquired Yi An subsidiary, as well as the hiring of three additional employees for our increased administrative work and daily operation since the first quarter of 2010. The number in the same period in 2009  reflected the discontinuation of our telecom business.

Rent and utilities: The rent and utilities were $84,066 for the three months ended September 30, 2010, compared to $-0- in the same period ended September 30, 2009. Our expenses for rent and utilities increased primarily because we increased our rental office space to meet our growing need. The same period in 2009 has $-0- expense, due to discontinuation of our telecom business.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and entertainment expenses.  Our general and administrative expenses were $506,334 for the three months ended September 30, 2010, compared to $56 in the same period ended September 30, 2009, representing an increase of $506,278 or 9,040.68 times, which was primarily due to the expansion of scale and scope of our business after acquisition of Yi An, and that resulted in an increase of general and administrative expenses. The number in the same period in 2009 reflected the discontinuation of our telecom business.

Legal and professional fees: The legal and professional fees were $53,461 for the three months ended September 30, 2010 and $18,752 for the three months ended September 30, 2009, representing an increase of $34,709 or 1.85 times.  The increase was primarily attributable to the higher demand of legal, accounting and other professional services in the process of acquiring additional equity interest of our Yi An subsidiary in the third quarter, in order to ensure our compliance with applicable securities laws and regulations and to maintain our public company status.

Liquidity and Capital Resources

As of September 30, 2010, the Company’s current assets were $18,429,128 and current liabilities were $4,680,476. Cash and cash equivalents totaled $4,180,387 as of September 30, 2010. The Company’s shareholders’ equity at September 30, 2010 was $14,261,148. The Company had cash provided by operating activities in continuing operations for the nine months ended September 30, 2010 of $4,019,697 and used in for the nine months ended September 30, 2009 of $91,392, respectively. The Company had net cash used in investing activities in continuing operations of $5,956,784 and $635 for the nine months ended September 30, 2010 and 2009, respectively. The Company had net cash provided by financing activities in continuing operations of $6,073,720 and $60,664 for the nine months ended September 30, 2010 and 2009, respectively. The Company had net cash used in discontinued operations of $12,728 and $13,400 for the nine months end September 30, 2010 and 2009, respectively.

As of September 30, 2010, the Company had an outstanding commitment of $15,684 with respect to the renovation contracts.

The Company has commitments  to pay approximately $3,182,738 within 720 days following June 18, 2010 to acquire additional 39% of Yi An’s interest. As of September 30, 2010, $2,000,000 cash was paid and $1,182,738 is outstanding to complete the transaction. The Company plans to issue common stock to complete the transaction.

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

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements for the periods ended September 30, 2010 and 2009. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recent Accounting Pronouncements

For recently issued accounting pronouncements, see Note 2 to the consolidated financial statements included in this prospectus.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.    Evaluation of Disclosure Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not fully effective for the  purpose for which it is intended  due  to the following reasons  as of September 30, 2010:

       i)   A deficiency was identified as the Company did not finalize the terms of its asset purchase agreement before it executed the transaction and did not disclosure the transaction timely. To cope with this deficiency, the management will set up the policy to ensure all agreements related to the material transactions must be finalized and signed before they can be executed. Board of directors will evaluate and review the  result during the board meetings.

      ii)   A significant deficiency was identified as the Company did not have adequate internal procedure to evaluate in occasion of related party transactions. To cope with this deficiency, the management will set up a procedure that an approval from Chief Financial Officer in writing is required whenever the company has business activities with a related or potentially related company, regardless of the transaction amount. The management will also hold monthly evaluation meeting to review and monitor the transactions in each month to ensure all related party transactions have been properly approved and disclosed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 9, 2010, we entered into a Stock Purchase Agreement pursuant to which we issued to the Purchaser 833,333 shares of our common stock in exchange for a cash payment of $2,000,000.

On September 21, 2010, we effectuated the Stock Purchase Agreement pursuant to which we issued to the Purchaser 833,333 shares of our common stock in exchange for a cash payment of $2,000,000.

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

Item 4. (Removed and Reserved.)

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

APEXTALK HOLDINGS, INC.
Registrant

Date: November 23, 2010	By: /s/ Hui Liu
Hui Liu
Chief Executive Officer

Date: November 23, 2010	By: /s/ Shan Liu
Shan Liu Chief Financial and Accounting Officer