Form 10-K
period 2010-12-31
Apextalk Holdings Inc
filed 2011-03-30
CIK 1429684

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of March 30, 2011, the registrant had 3,911,951 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a Delaware company with subsidiaries and affiliate entities located in the U.S. and China.

Apextalk, Inc. was incorporated on November 7, 2007 under the laws of the state of Delaware.  On November 12, 2007, Apextalk, Inc. changed its name to Apextalk Holdings, Inc.  The holding company is located in San Francisco, California, and provides various telecom services and financial consulting services through its operating subsidiaries. Apextalk Holdings, Inc. and its subsidiaries are hereafter referred to as (the “Company”).

Apextalk Inc. was incorporated on June 8, 2004 under the laws of the state of California.  The company has integrated VoIP and wireless technology to develop various market driven applications. The Company completed the acquisition of Apextalk Inc. on November 16, 2007 whereby the Company purchased all of the outstanding shares of Apextalk Inc.

On December 16, 2009, the Company entered into a share transfer agreement (the “Share Transfer Agreement I”) with Ms. Weiling Liang and Mr. Yu Chen, the shareholders of Yi An Investment Consulting Co., Ltd (“Yi An”), a company organized under Chinese laws and engaged in financial consulting, investment advisory, management consulting, and business information consulting. At the time of entering into the Share Transfer Agreement I, Weiling Liang and Yu Chen owned 78% and 22% of the issued and outstanding common shares of Yi An, respectively.

Pursuant to the “Share Transfer Agreement I”, Weiling Liang transferred 29% of Yi An’s issued and outstanding common shares to the Company at an aggregate purchase price of $2,270,000, and Yu Chen transferred 22% of Yi An’s issued and outstanding common shares to the Company at an aggregate purchase price of $1,730,000 (each the “Purchase Price,” collectively the “Aggregate Purchase Price I”). The “Share Transfer Agreement I” was approved by the Chinese government on March 9, 2010.

On June 18, 2010 (the “Date of Execution”), with the approval of its Board of Directors, the Company entered into a share transfer agreement (the “Share Transfer Agreement II”) with Ms. Weiling Liang who owned 49% of the issued and outstanding common shares of Yi An. Pursuant to the Share Transfer Agreement II, Weiling Liang shall transfer 39% of Yi An’s issued and outstanding common shares to the Company at an aggregate purchase price of RMB 21,642,615.52 (approximately $3,182,738) (the “Purchase Price”), which shall be paid in full within 720 days following the Date of Execution.

On October 25, 2010, the Company completed a partial closing of the transaction by paying Ms. Liang $2,000,000 or 62.83% of the Purchase Price in exchange for 24.37% of Yi An’s issued and outstanding common stock. As of December 31, 2010, the Company owns 75.37% of the issued and outstanding common stock of Yi An. On March 25, 2011, the Company completed the closing of the transaction and fulfilled its obligation pursuant to the Share Transfer Agreement by paying Ms. Liang $1,261,500 in exchange for 14.63% of Yi An’s issued and outstanding common stock. As a result, the Company currently owns 90% of the issued and outstanding common stock of Yi An.

Both “Share Transfer Agreement I” & “Share Transfer Agreement II” were duly approved and registered with Bureau of Foreign Trade & Economic Cooperation of Guangzhou Municipality and Administration of Industry & Commerce of Guangzhou Municipality.

Yi An was founded in September 2009 and is located in Guangzhou, Guangdong Province in the People’s Republic of China (“PRC”). Yi An is a consulting company which engages in financial consulting, investment advisory, management consulting, and business information consulting. Yi An provides various services to its clients, including generating customer credit information for use by short term lenders, and helping clients to establish and improve internal controls and compliance systems and procedures.

The Company discontinued its telecom business effective September 1, 2010 and since this date, Yi An became the Company’s major operating entity.

On January 18, 2010, Yi An and the Company entered into a Lending Agreement (the “Lending Agreement”) with Dongguan Suile Trading Co., Ltd., (“Dongguan”) whereby Yi An borrowed 16,660,000 RMB from Dongguan for business operations expenses.

On December 8, 2010, the Company entered into an Amended and Restated Lending Agreement (the “Restated Lending Agreement”), whereby the Company agreed to pay to the order of Dongguan, the aggregate principal sum of $2,500,383.00 on behalf of its subsidiary Yi An. The Restated Lending Agreement provides that the proceeds will be used for working capital. The Restated Lending Agreement provides that any disputes arising out of the Restated Lending Agreement will be venue in the State of New York.

On December 16, 2010, Dongguan commenced an action against us in the Supreme Court of New York, alleging that the Company defaulted on terms in the Restated Lending Agreement between the Company and Dongguan, entitling Dongguan to compensatory damages and an award of attorney’s fees. Discussion of such action can be found in the Current Report on Form 8-K filed on December 23, 2010 and is herein incorporated by reference.

The Company intends to settle the claim made by Dongguan by issuing 1,052,243 shares of our common stock to Dongguan as repayment of the debt owed. A court hearing for a motion to settle the claim has been scheduled for April 18, 2011.

Objectives

Upon the closing of the acquisition of Yi An, Yi An became a subsidiary of the Company. As of June 7, 2010, we have two business segments: financial consulting services in the PRC and value-added telecom service in the U.S.

The Company discontinued its telecom business effective September 1, 2010 and since this date, Yi An became the Company’s main operating entity.

The company aims to capitalize the rapid growth of the Chinese economy and become one of the major financial service providers for Small and Medium Sized Enterprise（”SME”) and private financial institutions in the PRC.

Products and Services

The Company focuses on pursuing profitable business opportunities and providing quality products and value-added services to its clients. The company pursues continuous improvement of its operating efficiency and thrives on competition within its own industry. The company is currently providing following services to its clients:

●	Macroeconomic Research

●	Research on the Development of the Financial Industry

●	Financial Markets Research

●	Corporate Development Strategic Consulting

●	Market Development and Management Consulting

●	Marketing Strategy Consulting

●	Reorganization and Business Process Optimization

●	Credit Risk Management Consulting

●	Design of HR Development Plans

●	HR Management Consulting

●	Corporate Investment Consulting

●	Corporate Financial Advisory

Company Clients/Alliances

Customers of Yi An Company include private financial institutions and private SMEs.

These private financial institutions (or similar financial institutions) include guarantee companies, pawnshops, pawn companies, small loan-lending companies, investment companies, financial companies, financial service consulting companies, rural commercial banks, small local banks, and others. These types of private financial institutions have become more and more important in the Chinese economy, and they are now the most active component of the Chinese financial system.

Client structure of Yi An Financial Consulting

Market Opportunity

Currently, there are many opportunities in the financial outsourcing and financing outsourcing industry in China.

On one hand, the Chinese authorities frequently announce policies1to encourage support and guide the development of the individual private and other non-public sectors of the economy since 2009.On the other hand, bureaucratic restrictions has been strictly monitor the private financial institutions who are facing the lack of meaningful support.

As for private SMEs in the downstream of the industry chain, they have experienced the most rapid growth in the Chinese economy, but they are troubled by the lack of financial support and difficulties in credit approval. It creates a huge market potential for financial services provider who has resource integration, strong connection with the banks and lenders, and the related business know-how of the industry.

The entry level is severely high and relatively restricted for the financial industry in China. Getting into the financial service outsourcing is the way to enter into this profitable financial business, and this business model has been benefited greatly from the government’s new policies and steps of encouraging Chinese companies to obtain foreign and private capital.

Additionally, since the financial crisis in 2008, the financial service outsourcing and financing outsourcing businesses have experienced rapid growth throughout the world, offering opportunities for foreign and private capital to participate in providing a variety of financial services to companies in many parts of PRC.

Competition

Private financial institutions currently lack access to professional services due to their small scale, significant differences in local government policies and business environment, and a non-standardized, fragmented market.

In the financing outsourcing services industry, there are few professional, independent consulting intermediary companies and very few large-scale, independent financial intermediary agencies with market credibility.

Yi An is focused on financial outsourcing services and compared to other peers in this industry, it has the following advantages:

●	Comprehensive team advantages that combine expertise in financial operations in China and the U.S

●	Resource organization advantages that connect the U.S. capital markets with the domestic social resources

●	Business model advantages that create unique abilities to attract clients;

Yi An Business model

●	Comprehensive team advantages that combine expertise in financial operations in China and the U.S.

1 Such as Feb 2009 issued <The state council about encouraging support and guide the development of the individual private and other non-public sectors of the economy development certain opinions>.

●	Resource organization advantages that connect the U.S. capital markets with the domestic social resources;

●	These real advantages can be developed into scale advantages and brand advantages through practical and effective operation.

Yi An will create value for clients through the development of specialized, differentiated products and services, based on foreign and domestic advanced management standards and techniques, and by continuous monitoring and analysis of the management industry in China. Yi An will strengthen communications and cooperation with clients in various areas, such as management consulting, investment advisory, financial consulting, structuring of strategic development plans, education and training, information and media, and management philosophy.

Yi An also has strong relationship with various banks and established wide and close collaboration with branches at different levels of state-owned banks and joint-stock banks, in order to search for client sources and strengthen our ability to meet the requirements of the clients.

Sales and Marketing

Most of our customers are private financial institutions and private SMEs. Private financial institutions include guarantee companies, pawnshops, small loan-lending companies, investment companies, financial companies, smaller financial consulting companies, rural banks and small local banks.  These private financial institutions are the members of our customer base and have become key players of the Chinese financial system.

Private financial institutions have spread throughout many provinces and cities in China. Since each area has its own local policies which are slightly different with the others, the business activity level of the private financial institution does not always correlate with the macro level of economic development in the area. For example, areas where small loan-lending companies are most densely distributed, such as Inner Mongolia and Anhui Province, are far less developed than areas like Zhejiang and Guangdong Province, where the private economies are most prosperous.

The total economic value of private SMEs accounts for the majority of Chinese total economic value. Private SMEs account for more than 95% of total Chinese enterprises, and they are the fastest growing sector in China. SMEs have traditionally developed independently, usually without the support from national financing organizations such as national banks. During each stage of the company development, SMEs have encountered problems which are hard to overcome, such as limited access to financing and difficulty to adapt to the changing of government policy. They have continued to attempt and formulate various solutions. Economically prosperous areas such as Zhejiang, Guangdong, Beijing, have the highest density of SMEs. They are the most prosperous areas with respect to private financial growth, and also the most active areas with respect to private financial and similar financial business modes.

Intellectual Property

One of our intellectual properties, the “Promotional Minute” technology, is currently protected by U.S. Patents and worth $8,969 in value.

Material Contracts

Entrusted Loan Agreement

An Entrusted Loan Agreement was signed by and among Yi An, Guangzhou China Royal Pawn Co. Ltd. (hereinafter as “China Royal Pawn”), and Guangzhou Commercial Bank (hereinafter as “GCB”) as of November 2nd , 2010. From which Yi An is the Trustor, China Royal Pawn is the target borrower and GCB is the Trustee. Yi An agreed to loan RMB 30,000,000 to China Royal Pawn at an annual interest rate of 20% with maturity of twelve months instructed by Yi An through GCB, which helps retrieve the principal sum with interest on Yi An’s behalf. GCB charges for commission that is equivalent to 0.3% of the loan amount at a yearly basis.

An Entrusted Loan Agreement was signed by and among Yi An, China Royal Pawn, and Guangzhou Rural Commercial Bank (hereinafter as “GRC”) as of October 25th,2010. From which Yi An is the Trustor, China Royal Pawn is the target borrower and GRC is the Trustee. Yi An agreed to loan RMB 20,000,000 to China Royal Pawn at an annual interest rate of 20% with maturity of twelve months instructed by Yi An through GRC, which helps retrieve the principal sum with interest on Yi An’s behalf. GRC charges for commission that is equivalent to 0.1% of the loan amount at a yearly basis.

An Entrusted Loan Agreement was signed by and among Guangdong Yi An, China Royal Pawn, and Industrial & Commercial Bank of China (hereinafter as “ICBC”) as of November 19th, 2010, pursuant to which Yi An is the Trustor, China Royal Pawn Pawn is the target borrower and ICBC is the Trustee. Yi An agreed to loan RMB 20,000,000 to China Roya Pawn at an annual interest rate of 8.4% with maturity of twelve months instructed by Yi An through GCB, which helps retrieve the principal sum with interest on Yi An’s behalf. ICBC charges for commission that is equivalent to 0.15% of the loan amount at a yearly basis.

An Entrusted Loan Agreement was signed by and among Yi An, China Royal Pawn, and Industrial & Commercial Bank of China (hereinafter as “ICBC”) as of November 24th, 2010, pursuant to which Yi An is the Trustor, China Royal Pawn is the target borrower and ICBC is the Trustee. Yi An agreed to loan RMB 20,000,000 to China Royal Pawn at an annual interest rate of 8.4% with maturity of twelve months instructed by Yi An through ICBC, which helps retrieve the principal sum with interest on Yi An’s behalf. ICBC charges for commission that is equivalent to 0.15% of the loan amount at a yearly basis.

An Entrusted Loan Agreement was signed by and among Yi An, China Royal Pawn, and ICBC as of Januaray24th, 2011, pursuant to which Yi An is the Trustor, China Royal Pawn is the target borrower and ICBC is the Trustee. Yi An agreed to loan RMB 20,000,000 to China Royal Pawn at an annual interest rate of 8% with maturity of twelve months instructed by Yi An through ICBC, which helps retrieve the principal sum with interest on Yi An’s behalf. ICBC charges for commission that is equivalent to 0.15% of the loan amount at a yearly basis.

Memorandum of Cooperation

A Memorandum of Cooperation was signed by and among Yi An, Guangdong Small And Medium-Sized Enterprise Financing & Listing Promotion Association (“SMEFLPA”) and Guangdong Prosperous Wealth Cultural Transmission Ltd. Co.(“Prosperous Wealth”) dated as of September 30, 2010. SMEFLPA is a Non-Profit Organization who engages in financing and public listing promotion for those small and medium-sized enterprises within Guangdong administrative division in P.R.C. Prosperous Wealth is the exclusive distributor and ad craft for SME Investing & Financing Magazine launched by the People's Government of Guangdong Province and General of the Financial Service Office of Guangdong Province. Through its cooperation with SMEFLPA, Yi An will sponsor those activities organized by SMEFLPA & SEM Investing & Financing Magazine on a monthly basis for RMB 100,000.

A Memorandum of Cooperation was signed by and among Yi An and China Royal Pawn dated as of July 1, 2010. Yi An shall recommend potential clients to China Royal Pawn for a consulting service fee.

Employees

As of December 31, 2010, we have 52 employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

We may not be able to grow at the historical rate of growth, and if we fail to manage our growth effectively, our business may be materially and adversely affected.

We adopted our financing consultant service business in 2010 and have experienced a period of rapid growth in recent months. We anticipate significant continuing growth in the foreseeable future. However, we cannot assure you that we will grow at the historical rate of growth. Our rapid growth has placed, and will continue to place, a significant strain on our management, personnel, systems and resources. To accommodate our growth, we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to establish additional branch offices, in some cases, in new cities and regions where we have no previous presence, and recruit, train, manage and motivate relationship managers and other employees and manage our relationships with an increasing number of registered clients.

The laws and regulations governing the financing consultant service industry in China are developing and subject to further changes. If we fail to maintain or renew existing licenses or obtain additional licenses and permits necessary to conduct our operations in China, our business would be materially and adversely affected. To date, provision of financing and investment consultant service is not tightly regulated in China. The PRC government has not adopted a unified regulatory framework governing the financing and investment consultant service; although there are ad hoc laws and regulations related to several types of private owned financial institutions who we built up strategic partnership with, such as pawnshops, guarantee companies, small-sum loan companies and rural commercial banks. These regulations do not impose license or qualification requirements on non-financial institutions engaged in financing and investment consultant service. As the financing and investment consultant service industry in China is at an early stage of development, applicable laws and regulations may be adopted from time to time to address new issues that arise from time to time or to require additional licenses and permits other than those we currently have obtained. As a result, substantial uncertainties exist regarding the evolution of the regulatory system and the interpretation and implementation of current and any future Chinese laws and regulations applicable to the wealth management services industry. We cannot assure you that we will be able to maintain our existing licenses and permits, renew any of them when their current term expires or obtain additional licenses requisite for our future business expansion. If we are unable to maintain and renew one or more of our current licenses and permits, or obtain such renewals or additional licenses requisite for our future business expansion on commercially reasonable terms, our operations and prospects could be materially disrupted. We have engaged in frequent dialogues with relevant regulatory authorities in China in an effort to stay abreast of developments of the regulatory environment. However, if new PRC regulations promulgated in the future require that we obtain additional licenses or permits in order to continue to conduct our business operations, there is no guarantee that we would be able to obtain such licenses or permits in a timely fashion, or at all. If any of these situations occur, our business, financial condition and prospects would be materially and adversely affected.

Misconduct of our account managers or other employees could harm our reputation or lead to regulatory sanctions or litigation costs.

Misconduct of our account managers or other employees could result in violations of law by us, regulatory sanctions, litigation or serious reputational or financial harm. Their misconduct could include:

a)	 engaging in misrepresentation or fraudulent activities when marketing or providing financial advice to clients;
b)	 improperly using or disclosing confidential information of our clients
c)	 concealing unauthorized or unsuccessful activities, resulting in unknown and unmanaged risks or losses; or
d)	 otherwise not complying with laws and regulations or our internal policies or procedures

We have established an internal compliance system to supervise service quality and regulation compliance, however, we cannot always deter misconduct of our relationship managers or other employees and the precautions we take to prevent and detect misconduct may not be effective in all cases. We cannot assure you, therefore, that misconduct of our relationship managers or other employees will not lead to a material adverse effect on our business, results of operations or financial condition.

Risks Related to Doing Business in China

Adverse changes in the political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business. Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations there. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth in the past 30 years, the growth has been uneven across different periods, regions and among various economic sectors of China. We cannot assure you that the Chinese economy will continue to grow, or that if there is growth, such growth will be steady and uniform, or that if there is a slowdown, such slowdown will not have a negative effect on our business. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. From late 2003 to mid-2008, the PRC government implemented a number of measures, such as increasing the People’s Bank of China’s statutory deposit reserve ratio and imposing commercial bank lending guidelines that had the effect of slowing the growth of credit, which in turn may have slowed the growth of the Chinese economy. In response to the recent global and Chinese economic downturn, the PRC government has promulgated several measures aimed at expanding credit and stimulating economic growth. Since August 2008, the People’s Bank of China has decreased the statutory deposit reserve ratio and lowered benchmark interest rates several times. Since January 2010, however, the People’s Bank of China has increased the statutory deposit reserve ratio in response to rapid growth of credit in 2009. It is unclear whether PRC economic policies will be effective in stimulating growth, and the PRC government may not be effective in creating stable economic growth in the future. Any slowdown in the economic growth of China could lead to reduced demand for the products we distribute, which could materially and adversely affect our business, as well as our financial condition and results of operations.

Uncertainties with respect to the PRC legal system could adversely affect us. We conduct our business primarily through our PRC subsidiary and variable interest entity in China. Our operations in China are governed by PRC laws and regulations. Our PRC subsidiary is a foreign invested enterprise and is subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is a civil law system based on written statutes. Unlike common law system, prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. Any administrative and court proceedings in China may be protracted and result in substantial costs and diversion of resources and management attention. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may also impede our ability to enforce the contracts we have entered into. As a result, these uncertainties could materially adversely affect our business and results of operations.

The dividends we receive from our PRC subsidiary may be subject to PRC tax under the PRC Enterprise Income Tax Law, which would have a material adverse effect on our financial condition and results of operations.

Under the applicable PRC tax laws in effect before January 1, 2008, dividend payments to foreign investors made by foreign-invested enterprises in China were exempt from PRC withholding tax. Pursuant to the PRC Enterprise Income Tax Law, however, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in China to its foreign investors are subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Furthermore, prior to January 1, 2008, dividends payable to non-PRC investors were exempted from withholding tax. The PRC Enterprise Income Tax Law and its implementation rules provide that PRC enterprise income tax at the rate of 10% will generally be applicable to dividends derived from sources within the PRC and received by non-PRC enterprise shareholders. Similarly, gains derived from the transfer of shares by such shareholders are also subject to PRC enterprise income tax if such gains are regarded as income derived from sources within the PRC. Since there remains uncertainty regarding the interpretation and implementation of the PRC Enterprise Income Tax Law and its implementation rules, it is uncertain whether, if we are regarded as a PRC resident enterprise, any dividends to be distributed by us to our non- PRC shareholders which are enterprises would be subject to any PRC withholding tax. If we are required under the PRC Enterprise Income Tax Law to withhold PRC income tax on our dividends payable to our non-PRC enterprise shareholders, your investment in our ordinary shares may be materially and adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY

Our headquarters is located at 637 Howard Street, San Francisco, CA 94105.  Our telephone number is (888) 494 2330. As we are shifting our business model to financial consulting, we plan to relocate to another office that will better fit our new business model.

Since we have transferred our telecom operation to Inno Global, Inc. we will terminate our rental space at Apex Telecom.

Yi An’s headquarter is located at Room2706-2710,Profit Plaza,No.76, Huangpu Avenue West, Guangzhou, Guangdong Province, P.R.C. Yi An’s entered into a series of lease contracts with Guangxi Chuandahong Casting Ltd. Co. as dated of  April 17th and Octorber 27th,2010, respectively.

ITEM 3.  LEGAL PROCEEDINGS

On December 16, 2010, Dongguan Suile Trading Co., Ltd. (“Dongguan”) commenced an action against us in the Supreme Court of New York, alleging that we defaulted on terms in an agreement (the “Dongguan Agreement”) between us and Dongguan, entitling Dongguan to compensatory damages and an award of attorney’s fees. In the action, Dongguan sought compensatory damages equal to $2,500,383, plus interest and costs, pursuant to the terms of the Dongguan Agreement.

As of December 31, 2010, the above legal proceeding was not settled. However, Dongguan has agreed to settle with the Company by accepting 1,052,243 shares of APH’s common shares to cover its claim. The Company believes that the outcome of this legal proceeding will not have a material impact on the Company’s cash flow. As of December 31, 2010, a current liability balance of $2,527,689 was recorded in the consolidated balance sheet to account for the amount owed to Dongguan.

The hearing for the motion for settlement between the Company and Dongguan  is scheduled in the Supreme Court of New York on April 18, 2011. The Company expects the Supreme Court of New York to approve the settlement to be proffered.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 30, 2009, Apextalk Holdings, Inc. (the ‘Company”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Champion Investors (China) Ltd. (“Champion”), a New York company. Pursuant to the Stock Purchase Agreement, the Company agreed to sell and the Purchaser agreed to purchase a total of 1,666,668 shares of the Company’s newly issued common stock (the “Common Shares”) at a purchase price of $2.40 per share equal to Four Million Dollars ($4,000,000) in aggregate (the “Purchase Price”) in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On January 20, 2010, the Company effectuated an initial closing of the Stock Purchase Agreement whereby the Company issued to Champion 416,667 shares in exchange for $1,000,000 of the Purchase Price.

On February 22, 2010, the Company effectuated a second closing of the Stock Purchase Agreement whereby the Company issued to Champion 416,667 shares in exchange for $1,000,000 of the Purchase Price.

On May 26, 2010, Apextalk Holdings, Inc. (the “Company”) effectuated the third and final closing of the stock purchase agreement (the “Stock Purchase Agreement”) with Champion upon receipt of an additional $2,000,000 of the purchase price, in connection with which the Company issued to Champion 833,334 shares of the Company’s common stock at $2.40 per share. On the same day, Champion entered another stock purchase agreement with the Company, in which Champion agreed to pay APXG $250,000 in exchange of 104,167 new shares, $2.40 per share.

On September 21th, 2010, Champion entered a new stock purchase agreement with the Company. Champion agreed to purchase 833,333 new APXG shares, US$2.4 each, totally $2,000,000.
On February 18, 2011, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Foshan Royal Investment Ltd. (the “Purchaser”), a New Jersey company, pursuant to which the Company agreed to issue to the Purchaser a total of 541,667 shares of newly issued common stock at a purchase price of $2.40 per share, equal to $1,300,000 in the aggregate.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Limited Public Market for Common Stock

Our common stock is listed on the Over-the-Counter Bulletin Board system under symbol “APXG” since November 12, 2009. We changed our symbol in conjunction with our new common stock after reverse split at that time. Previously we traded under the symbol “APEK”. However, there is limited public trading market for our common stock.

Holders

As of December 31, 2010, we had 52 shareholders of our common stock.

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

Dividends

On December 23, 2010, we paid $0.01 cash dividends per share and one stock dividend to every 10 stocks that our shareholders own. It was the first dividend payment in our company history. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant

ITEM 6.  SELECTED FINNACIAL DATA

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

Corporate History and Structure

We are a Delaware company with subsidiaries and affiliate entity in both U.S. and China.

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

On December 16, 2009, we entered into a share transfer agreement by and among the Company, Guandong Yi An Investment Consulting Co., Ltd (“Yi An”), Ms Weiling Liang, and Mr. Yu Chen.  The share transfer transaction was approved by the Chinese Government on March 9, 2010 and Yi An became a 51% owned subsidiary as of June 7, 2010.  On June 18, 2010, we entered into a new share transfer agreement with Ms Weiling Liang, for the purchase of additional 39% Yi An equity interest, in the amount of approximately $3,200,000. Upon completion of the transaction, Yi An will become a 90% owned subsidiary of the Company. The transaction is currently partially closed, as Ms. Weiling Liang received our $2,000,000 partial payment on October 25, 2010. As a result of the partial payment, Yi An currently owns approximately 75.37% Yi An. We are planning to execute our commitment to transfer the remaining shares of Yi An to APXG in order to complete the Share Transfer Agreement signed on June 18, 2010. The Share Transfer Agreement was duly approved and registered with Bureau of Foreign Trade & Economic Cooperation of Guangzhou Municipality and Administration of Industry & Commerce of Guangzhou Municipality.

Yi An was founded in September 2009 and is located in Guangzhou, Guangdong Province in the People’s Republic of China. Yi An is a consulting company which engages in financial consulting, management consulting, and business information consulting.  Yi An provides various services to its clients, including generating customer credit information for use by short-term lenders, and assisting them to establish and improve internal controls and compliance systems and procedures. It currently operates four offices in Guangzhou, Beijing, Foshan and Dongguan.

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

Since the Company has gradually disposed its telecom business dating from the third and the fourth quarter in 2010, Yi An shall become the Company’s major operating entity.

The following chart depicts our  corporate structure as of December 31, 2010:

Business Overview

The Company discontinued its telecom business effective September 1, 2010 and since this date, Yi An became the Company’s major operating entity.

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

In response to the characteristics of the private economy and the financial markets in China, Yi An has established a mode of operation which can quickly collect the market resources, optimize resource allocation, and promote the rapid growth of clients. The Company has formed a development strategy which aims to enable it to take a leading position in the financial industry value chain.

The institutional client bases of Yi An include: small loan companies, pawn companies, guarantee companies, investment companies, commercial banks, and so on. The basic strategies for development of institutional clients are:

●	Focusing on developing financial institution clients with influence in the region;

●	Giving priority to institutions which bring quick results, require less processing and operate short-term loans, such as small loan companies and pawn companies;

●	Gradual development of guarantee company clients which have a relatively long history, clients with high royalty rates and flexible liquidity raising methods;

●	Developing commercial bank clients in the future.

Yi An is based in Guangzhou, and has vigorously expanded its business throughout the Pearl River Delta in a short time. The Company is developing the Beijing market now, and also plan to develop the business all over the country.

Since its establishment, Yi An has given priority to developing relationships with investment and financing associations which have strong influence, local government backing, mature development and non-profit status as its partners. Yi An has quickly obtained strong resource support and converted them into business benefits via cooperation with Guangdong SME Financing Promotion Association and the “SME Investment & Financing Magazine”. The Company steadily develops partnerships with guarantee and pawn associations, finance associations, private associations and departments of local governments.

Business Plan

The following outlines our business plan for the next 12 months:

1.
The first 90 days, we will continue to focus on our current financial consulting service in China.

We closed the acquisition of 51% equity interest in Yi An on June 7, 2010. As we continue to increase our equity interest in Yi An and discontinue our telecom business, we expect to close the Yi An stock purchase transaction signed on June 18, 2010. Upon completion, we will subsequently own 90% equity interest of Yi An.

We expect Yi An to be our sole contributor of revenue and net income. Yi An has established four offices in PRC, they are located in Guangzhou, Beijing, Foshan and Dongguan respectively. These offices began generating revenue in July 2010. Based on our year-to-date statistics, we expect Yi An’s consulting service to continue to grow rapidly throughout the year of 2011. To maintain the growth, we will continue our customer-relationship-building strategy by sending our sales managers to visit target Small-and-Medium Enterprises (SMEs) Associations in the major cities of China. We will also expand our sales team by hiring more sales managers to better support our growth strategy and expanding network.

2.
During the next 180 days, we will focus on maintaining the rapid growth of Yi An business, as well as improving earnings.

Yi An was founded in the aforementioned policy environment. Through careful policy research and business judgment, the Company has been able to capture timely and advantageous market opportunities and has executed highly effective initial operation.

We are planning to open additional offices in Shanghai and Jinan, Shangdong Province. Our new offices will provide the same business consulting services as our current four offices. We expect the opening of these additional offices will expand our business network to support the local clients, as well as diversify our source of revenue geographically.

Having clients located in different geographic areas diversifies our business and mitigates the government policy risk which we would face if we were concentrated in a single geographic area.

3
We will perform the following procedures to maintain and increase our market share:

a) Fully utilize the resources and abilities of the Company, develop relationships with organizations, especially non-profit professional institutions such as financial industry association. Cooperate with strategies, mergers and building new companies

b) Cooperate with the financial media, gaining coverage in operating and product information to upgrade the image of the Company across the nation.

c) Access customer channels of assisting units, obtain customer demand information through diversified investments in the channel operations of assisting units

d) Build close cooperation with state-owned banks and share-holding banks to develop a broad customer base.

Conduct regional marketing to trade associations, support the financing consulting services which trade associations offer to their members, build steady demand and marketing information feedback systems.

Results of Operation for the Years Ended December 31, 2010 and 2009

    The following table presents certain consolidated statement of operations information for the year ended December 31, 2010 and 2009.  The discussion following the table is based on these results.

	2010	2009

Consultancy fees earned - from a related company	$2,547,305	$-
Consultancy fees earned	11,565,244	-
Total Revenue	14,112,549	-

Operating Expenses
Payroll expenses	331,099	49,980
Rent and utilities	158,369	-
General and administrative	1,432,112	6,950
Legal and professional fees	318,061	73,426
Total Operating Expenses	2,239,641	130,356

Operating Income (Loss)	11,872,908	(130,356)

Other Income
Gain on bargain purchase of Yi An	306,005	-
Interest income - from a related company	261,588	-
Interest income	3,862	-
Total Other Income	571,455	-

Income (Loss) from Continuing Operations before Income Taxes and Discontinued Operations	12,444,363	(130,356)

Provision for Income Taxes	(3,149,523)	(7,150)

Income (Loss) from Continuing Operations	9,294,840	(137,506)

Less: Income attributable to noncontrolling interests	3,599,416	-

Income (Loss) attributable to Controlling Interest	5,695,424	(137,506)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(28,456)	(73,765)
Loss on disposal of assets, net of taxes	(1,041)	-
Loss from Discontinued Operations	(29,497)	(73,765)

Net Income (Loss)	5,665,927	(211,271)

Amounts attributable to Apextalk Stockholders
Income from continuing operations	5,695,424	(137,506)
Discontinued operations, net of taxes	(29,497)	(73,765)
Net income (loss)	5,665,927	(211,271)

Other Comprehensive Income
Total foreign currency translation gain	559,458	-
Less: foreign currency translation gain attributable to noncontrolling interests	(270,349)	-
Foreign currency translation gain attributable to Apextalk stockholders	289,109	-

Comprehensive Income (Loss)	$5,955,036	$(211,271)

Revenue: We generated $14,112,549 in revenue in 2010, representing an increase of $14,112,549 compared to the revenue of $-0- in 2009. The increase of our revenue was mainly attributable to the revenue recognition of our newly acquired Yi An subsidiary, as well as rapid growth of Yi An business due to the opening of new offices in four cities (Guangzhou, Beijing, Foshan and Dongguan) in China. For the year ended December 31, 2010, 18.0% of our revenue was contributed by China Royal Pawn, to which we mainly provided client development and delivery, risk management process outsourcing. Another 82.0% of our revenue was generated from Private Companies in China, to which we provided consulting and intermediary services, such as formation of investing and financing plans, strategic and financial advisory, financing brokerage, and financial investment planning. The same period in 2009 has $-0- revenue, due to the discontinuation of our telecom business.

Payroll expenses: The payroll expenses were $331,009 in 2010 and $49,980 in 2009, representing an increase of $281,029 or 562%.  The increase was primarily due to the additional headcounts from our newly acquired Yi An subsidiaries, as well as the hiring of three additional employees for our increased administrative work and daily operation since the first quarter of 2010. The number in the same period in 2009 reflected the discontinuation of our telecom business.

Rent and utilities: The rent and utilities were $158,369 in 2010, compared to $-0- in the same period in 2009. Our expenses for rent and utilities increased primarily because we increased the office space that we rent to meet our growing need. The same period in 2009 has $-0- expense, due to discontinuation of our telecom business.

General and Administrative Expenses: General and administrative expenses include sales and additional taxes, start-up expenses, depreciation, advertising, travel and entertainment expenses.  Our general and administrative expenses were $1,432,112 in 2010, compared to $6,950 in 2009, representing an increase of $1,425,162 or 20,506% times, which was primarily due to the expansion of scale and scope of our business after acquisition of Yi An, and that resulted in an increase of general and administrative expenses. This increase resulted primarily from operation of the newly acquired consulting business in China, which brought sales and additional taxes of $ 745,879, advertising of $ 155,302 and start-up expenses of $ 33,930 for 3 new branches etc.  The number in the same period in 2009 reflected the discontinuation of our telecom business.

Legal and professional fees: The legal and professional fees were $318,061 in 2010 and $73,426 in 2009, representing an increase of $244,635 or 333%.  The increase was primarily attributable to the higher demand of legal, accounting and other professional services in the process of acquiring additional equity interest of our Yi An subsidiary during 2010, in order to ensure our compliance with applicable securities laws and regulations and to maintain our public company status.

Liquidity and Capital Resources

As of December 31, 2010, the Company’s current assets were $25,838,294 and current liabilities were $6,098,151. Cash and cash equivalents totaled $3,870,145 as of December 31, 2010, comparing to $-0- on December 31, 2009. The Company’s shareholders’ equity at December 31, 2010 was $13,311,366. The Company had cash provided by operating activities in continuing operations in 2010 of $11,924,676and used in $95,182 in 2009, respectively. The Company had net cash used in investing activities in continuing operations of $13,988,444 and $635 for the twelve months ended December 31, 2010 and 2009, respectively. The Company had net cash provided by financing activities in continuing operations of $5,874,179 and $91,380 for the twelve months ended December 31, 2010 and 2009, respectively. The Company had net cash used in discontinued operations of $11,528 and $40,929 for the twelve months end December 31, 2010 and 2009, respectively.

The Company has commitments to pay approximately $3,182,738 within 720 days following June 18, 2010 to acquire an additional 39% of Yi An’s interest. As of December 31, 2010, $2,000,000 cash was paid and $1,182,738 is outstanding to complete the transaction. The Company issue common stock for $1,300,000 in cash on February 24, 2011 and used the proceeds to complete the transaction on March 25, 2011.

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

Recent Accounting Pronouncements

In December 2010, the FASB issued update No. 2010-29 – Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force. The amendments of update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments of update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments of update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoptions of the amendments will not have an impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

FINANCIAL STATEMENTS

Our financial statements, together with the report of our independent auditors, are as follows:

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES

CONTENTS
PAGE	F1 –F2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

PAGE	F4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGE	F5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGE	F6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGES	F7 - F18	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Apextalk Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Apextalk Holdings, Inc. and subsidiaries as of December 31, 2010 and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apextalk Holdings, Inc. and subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong SAR
Date:  March  30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Apextalk Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Apextalk Holdings, Inc. and Subsidiary as of December 31, 2009, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Apextalk Holdings, Inc. and Subsidiary as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 7, 2010

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$3,870,145	$-
Accounts receivable from a related company	706,361	-
Accounts receivable from third parties	693,021	-
Other receivables, net	52,050	1,871
Prepaid expenses	1,442	-
Note receivable from a related company	1,851,009	-
Entrusted bank loan receivable	18,661,811	-
Current assets of discontinued operations	2,455	24,795
Total Currents Assets	25,838,294	26,666
Property and Equipment, net	397,935	539
Patent, net	8,969	8,969
Noncurrent assets of discontinued operations	27,887	41,404
Total Assets	$26,273,085	$77,578

LIABILITIES AND EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$32,328	$7,111
Accrued expenses from other payables	118,072	6,350
Advance from customers	1,094,365	-
Short term note payable	2,527,689	-
Income tax payable	2,253,071	-
Shareholders' loan	-	30,716
Current liabilities of discontinued operations	72,626	90,514
Total Current Liabilities	6,098,151	134,691

Total Liabilities	6,098,151	134,691

Commitments and Contingencies	-	-

Apextalk Stockholders' Equity (Deficiency)
Common stock, authorized 20,000,000 and 1,000,000,000 shares, par value $0.001, 3,370,284 shares and 459,706 shares issued and outstanding on December 31, 2010 and December 31, 2009, respectively	3,370	459
Additional paid-in-capital	8,467,246	358,383
Accumulated earnings (deficit)	4,484,588	(415,955)
Accumulated other comprehensive income	356,162	-
Total Apextalk Stockholders' Equity (Deficiency)	13,311,366	(57,113)
Noncontrolling interests	6,863,568	-
Total Equity (Deficiency)	20,174,934	(57,113)

Total Liabilities and Equity (Deficiency)	$26,273,085	$77,578

See accompanying notes to consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Consultancy fees earned - from a related company	$2,547,305	$-
Consultancy fees earned	11,565,244	-
Total Revenue	14,112,549	-

Operating Expenses
Payroll expenses	331,099	49,980
Rent and utilities	158,369	-
General and administrative	1,432,112	6,950
Legal and professional fees	318,061	73,426
Total Operating Expenses	2,239,641	130,356

Operating Income (Loss)	11,872,908	(130,356)

Other Income
Gain on bargain purchase of Yi An	306,005	-
Interest income - from a related company	261,588	-
Interest income	3,862	-
Total Other Income	571,455	-

Income (Loss) from Continuing Operations before Income Taxes and Discontinued Operations	12,444,363	(130,356)

Provision for Income Taxes	(3,149,523)	(7,150)

Income (Loss) from Continuing Operations	9,294,840	(137,506)

Less: Income attributable to noncontrolling interests	3,599,416	-

Income (Loss) attributable to Controlling Interest	5,695,424	(137,506)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(28,456)	(73,765)
Loss on disposal of assets, net of taxes	(1,041)	-
Loss from Discontinued Operations	(29,497)	(73,765)

Net Income (Loss)	5,665,927	(211,271)

Amounts attributable to Apextalk Stockholders
Income from continuing operations	5,695,424	(137,506)
Discontinued operations, net of taxes	(29,497)	(73,765)
Net income (loss)	5,665,927	(211,271)

Other Comprehensive Income
Total foreign currency translation gain	559,458	-
Less: foreign currency translation gain attributable to noncontrolling interests	(270,349)	-
Foreign currency translation gain attributable to Apextalk stockholders	289,109	-

Comprehensive Income (Loss)	$5,955,036	$(211,271)

Basic and Diluted Net Income (Loss) per Share attributable to Apextalk's stockholders
Net income (loss) per share from continuing operations	$2.83	$(0.31)
Discontinued operations	(0.01)	(0.16)
Net income (loss) per share	$2.82	$(0.47)

Weighted average number of common shares outstanding
during the year - Basic and Diluted	2,009,517	450,344

See accompanying notes to  consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Paid in	Accumulated Earnings	Accumulated Other Comprehensive	Total Apextalk Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital	(Deficit)	Income	(Deficiency)	Interest	(Deficiency)
Balance, December 31, 2008	434,429	434	247,764	(204,684)	—	43,514		43,514

Common stock issued for cash	25,277	25	60,639	—	—	60,664		60,664

In kind contribution for services	—	—	49,980	—	—	49,980		49,980

Net Loss	—	—	—	(211,271)	—	(211,271)		(211,271)

Balance, December 31, 2009	459,706	$459	$358,383	$(415,955)	$—	$(57,113)	$—	$(57,113)

Common stock issued for cash	2,604,168	2,605	6,127,395	—	—	6,130,000	—	6,130,000

Noncontrolling interests	—	—	—	—	—	—	6,451,015	6,451,015

In kind contribution for services	—	—	28,700	—	—	28,700	—	28,700

Acquisition of additional Yi An’s shares from noncontrolling interest	—	—	1,217,690	—	67,053	1,284,743	(3,284,743)	(2,000,000)

Net income	—	—	—	5,665,927	—	5,665,927	3,599,416	9,265,343

Yi An’s cash dividend paid to noncontrolling interest	—	—	—	—	—	—	(172,469)	(172,469)

Apextalk Holdings’ cash dividend paid	—	—	—	(30,000)	—	(30,000)	—	(30,000)

Apextalk Holdings’ common stock dividend issued	306,410	306	735,078	(735,384)	—	—	—	—

Foreign currency translation gain	—	—	—	—	289,109	289,109	270,349	559,458

Balance, December 31, 2010	3,370,284	$3,370	$8,467,246	$4,484,588	$356,162	$13,311,366	$6,863,568	$20,174,934

See accompanying notes to consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities
Net income (loss)	$9,265,343	$(211,271)
Less discontinued operations, net of tax	(29,497)	(73,765)
Net income (loss) from continuing operations	9,294,840	(137,506)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on bargain purchase of Yi An	(306,005)	—
Depreciation and amortization	60,568	96
In kind contribution of services	28,700	49,980
Change in operating assets and liabilities net of effects from purchase of subsidiary Yi An:
Decrease in accounts receivable from related parties	222,423	—
(Increase) in accounts receivable	(679,859)	—
(Increase) in other receivables	(8,936)	—
(Increase) in prepaid expenses	(1,442)	—
Increase (Decrease) in accounts payable	26,548	(14,102)
Increase in accrued expenses and other payables	88,150	6,350
Increase in advanced from customers	1,073,581	—
Increase in income tax payable	2,126,108	—
Net cash provided by (used in) operating activities from continuing operations	11,924,676	(95,182)
Net cash (used in) operating activities from discontinued operations	(29,783)	(23,283)
Net cash provided by (used in) operating activities	11,894,893	(118,465)

Cash flows from investing activities
Payment for purchase of Yi An, net of cash acquired	(5,782,192)	—
Purchase of equipment	(171,989)	(635)
Repayment of notes receivable from a related company	10,273,122	—
(Increase) in entrusted bank loan receivable	(18,307,385)	—
Net cash (used in) investing activities from continuing operations	(13,988,444)	(635)
Net cash (used in) investing activities from discontinued operations	—	—
Net cash (used in) investing activities	(13,988,444)	(635)

Cash flows from financing activities
Proceeds from issuance of common stock	6,130,000	60,664
Payments to note payable	(22,636)	—
Dividends paid to noncontrolling interest	(172,469)	—
Dividends paid to stockholders	(30,000)	—
(Contributions) Proceeds from stockholder loan	(30,716)	30,716
Net cash provided by financing activities from continuing operations	5,874,179	91,380
Net cash (used in) financing activities from discontinued operations	(1,000)	—
Net cash provided by financing activities	5,873,179	91,380

Effect of exchange rates on cash	71,262	—

Net increase/ (decrease) in cash	3,850,890	(27,720)

Cash and cash equivalents at beginning of year	21,710	49,430
Cash and cash equivalents at end of year	3,872,600	21,710
Less cash and cash equivalents from discontinued operations at end of year	2,455	21,710
Cash and cash equivalents from continuing operations at end of year	$3,870,145	$—

Cash paid during the year for:
Interest	$—	$—
Income taxes	$1,247,001	$6,475

See accompanying notes to consolidated financial statements

APEXTALK HOLDINGS, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1.        SUMMARY OF ORGANIZATION

Apextalk, Inc. was incorporated on November 7, 2007 under the laws of the state of Delaware.  On November 12, 2007, Apextalk, Inc. changed its name to Apextalk Holdings, Inc (“APH”).  The company, located in San Francisco, California, is a holding company whose subsidiaries provide various telecom services (through September 1, 2010, see Note 5) and financial consulting services.

Apextalk Inc. (“API) was incorporated on June 8, 2004 under the laws of the state of California.  The company has integrated VoIP and wireless technology to develop various market driven applications. APH completed the acquisition of API on November 16, 2007 where APH purchased all of the outstanding shares of API.

Guangdong Yi An Investment Consulting Company Limited (“Yi An”) was incorporated in the People’s Republic of China (“PRC” or “China”) on September 7, 2009 as a limited liability company. Yi An engaged in financial consulting, financial advisory, management consulting, and business information consulting in the PRC. On February 1, 2010, Yi An established a 51% held subsidiary named Guangzhou Hua Ying Venture Capital Co., Ltd. (“Hua Ying”) which engaged in financial advisory services in the PRC as a limited liability company. Yi An and its majority owned subsidiary Hua Ying are hereafter referred to as (“Yi An”).  On June 1, 2010, APH completed the purchase of 51% ownership of Yi An with the last cash payment made on June 7, 2010. On October 25, 2010, APH completed the purchase of additional 24.37% ownership of Yi An.

Apextalk Holdings, Inc. and its wholly owned and majority owned subsidiaries are hereafter referred to as (the “Company”).

NOTE  2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Changes in Basis of Presentation

The 2009 financial information has been revised so that the basis of presentation is consistent with that of the 2010 financial information. This revision reflects the financial condition and results of operations of API as discontinued operations for all periods presented. For a summary of discontinued operations see Note 5.

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Amounts presented in the accompanying consolidated financial statements are expressed in U.S. dollars.

Consolidation

The accompanying consolidated financial statements include the parent company and its wholly owned subsidiary of API  from January 1, 2009 to December 31, 2010 and majority owned subsidiary of Yi An from June 1, 2010 to December 31, 2010.  The Company discontinued its telecom operations, API, on September 1, 2010. However, APH still wholly owns API as of December 31, 2010, thus, the financial condition and results of operations of API was included in the consolidated financial statements during the respective periods.  All of the material inter-company transactions have been eliminated. The noncontrolling interests represent the noncontrolling shareholders’ 24.63% ownership interest of Yi An. The portion of the income applicable to noncontrolling interests in subsidiary undertaking is reflected in the consolidated statements of operations.

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

Concentrations and Risks

Substantially Yi An’s assets are located in the PRC and substantially Yi An’s revenues were derived from customers located in the PRC.  In addition, financial instruments that potentially Yi An to significant concentrations of credit risk consist primarily of cash, accounts receivable and short term notes receivable.  As of December 31, 2010, Yi An maintained cash balances at financial institutions in the PRC. These cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limited applicable to financial institutions located in the United States. However, none of Yi An’s cash has been or is currently insured by the FDIC or a similar government sponsored institution. Yi An has not experienced any losses in such accounts and believes it is not exposed to any significant risks related to its cash. However, Yi An monitors the credit ratings of these financial institutions in order to mitigate the company’s credit risk. Further, Yi An mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

Yi An’s operations are carried out in China. Accordingly, Yi An’s business, financial condition and results of operations, respectively, may be influenced significantly by the political, economic and legal environments in China as well as by the general state of the economy in China. Yi An’s operations in China are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks are associated with, among others, the political, economic and legal environments and foreign currency exchange. Yi An’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents. The cash of $3,874,488 is uninsured by FDIC as it is held in the bank accounts in China.

Accounts Receivable and Allowance for Doubtful Accounts

---Financial Consultancy services

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience. As of December 31, 2010, the Company has recorded $-0- amount allowance for doubtful accounts.

---Value- added Telecom Service

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the six-month-term. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of December 31, 2010 and December 31, 2009, the Company has recorded an allowance for doubtful accounts in the amounts of $-0- and $2,423, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method except equipment located in United States are depreciated using 150% the double-declining balance method, less estimated residual values, over their estimated useful lives, which differ by asset category. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets:

● Equipment: 3-5 years
● Software: 5 years
● Leasehold improvements: over the lease terms
● Motor vehicles: 5 years

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

The carrying value of cash and cash equivalents, accounts receivable, other receivable, notes receivable, entrusted bank loan receivable, accounts payable, notes payable and other payables approximate their fair values because of the short-term nature of these instruments.  Management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Revenue and Cost Recognition

---Financial Consultancy services

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

Advertising expenses

The Company expenses advertising costs as incurred. Advertising expenses were $155,302 and $Nil for the years ended December 31, 2010 and 2009, respectively.

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

FASB ASC 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on  the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Foreign Currency Transactions

The functional currency of Yi An is Renminbi (“RMB”). Foreign currency transactions during the period are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

The financial statements are translated into U.S. Dollars (“US$”) using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  All exchange differences are recorded within equity.

The exchange rates used to translate amounts in RMB from Yi An into US$ for the purposes of preparing the financial statements were as follows:

December 31, 2010
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of period ended	RMB1=US$0.15172
Amounts included in the statements of operations and cash flows for the period	RMB1=US$0.14884

The translation gain recorded for the year ended December 31, 2010 was $356,162.

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

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260, Earnings Per Share.  As of December 31, 2010 and 2009, there were no diluted shares outstanding.

Business Segments

The Company operates in two segments and segments information is presented in Note 6.

Reclassification

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on the Company's consolidated net income (loss) or stockholders' Equity (deficiency).

Recent Accounting Pronouncements

In December 2010, the FASB issued update No. 2010-29 – Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force. The amendments of update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments of update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments of update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoptions of the amendments will not have an impact on the Company’s consolidated financial statements.

NOTE 3.        ACQUISITION

On December 16, 2009, APH entered into a share transfer agreement (the “Share Transfer Agreement”) with the common stock shareholders of Yi An. Pursuant to the Share Transfer Agreement, APH will acquire 51% of the issued and outstanding common stock of Yi An for an aggregate of RMB 25,500,000 (or approximate $4,000,000). The Share Transfer Agreement was approved by the Chinese government on March 9, 2010.  With the unanimous written consent of the board of directors of the Company, on June 7, 2010 the Yi An Shareholders received an aggregate of $3,951,595.  In exchange, APH acquired 51% of the issued and outstanding common stock of Yi An (the “Closing”).  As a result of the Closing, both parties agreed that Yi An became a subsidiary of the Company from June 7, 2010, and this transactions was accounted for as a business combination.

The total purchase price for this acquisition was $3,951,595.  Of the total cash consideration of $3,951,595, $306,005 was preliminarily allocated to gain on bargain purchase, $13,102,872 to tangible assets, $169,403 to cash acquired, $2,563,660 to net assumed liabilities and $6,451,615 to noncontrolling interests. Gain on bargain purchase represents the excess of net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed excess over the aggregate purchase price and the fair value of the noncontrolling interest in Yi An. Such preliminarily gain is present as separately in the Company’s consolidated statement of operation and other comprehensive income.

Fair Value
Fixed assets	$271,368
Deposits paid for acquiring P&E	2,481
Accounts receivables	900,242
Other receivables	39,591
Note receivable	11,889,190
Cash in bank	169,403
Other payables	(805)
Note payable	(2,460,965)
Accrued professional fees	(2,001)
Accrued expenses	(7,205)
Income taxes payable	(82,781)
Other taxes payable	(9,903)
Non-controlling interest in Hua Ying	(2,360,379)
Non-controlling interest in Yi An	(4,090,636)
Cash APH paid for 51% interest in Yi An	(3,951,595)
Gain on bargain purchase of 51% interest in Yi An	$306,005

This business combination did have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures are presented below. The following information is under the assumption that Apextalk Holdings, Inc. purchased 51% of Yi An interest on Yi An’s inception date as of September 7, 2009 (the date Yi An was formed) at book value.

Pro forma  Apextalk Holdings, Inc. condensed consolidated statements of operations

	Twelve months ended
	12/31/2010	12/31/2009
Total revenues	$15,321,989	$667,613
Cost of service	16,845	35,879
Gross profit (loss)	15,305,144	631,734
Total operating expenses	2,481,912	275,612
Income from operations	12,823,232	356,122
Total other income (expenses)	4,506	1,397
Income from operations before taxes	12,827,738	357,519
Income tax expense	3,338,178	151,283
Net Income	9,489,560	206,236
Add: net profit attributable to noncontrolling interests	4,889,471	204,578
Net Income attributable to Apextalk Stockholders	$4,600,089	$1,658
Net income per share	$2.29	$0.004

NOTE 4.        SHARE TRANSFER AGREEMENT DATED JUNE 18, 2010

On June 18, 2010, APH entered into another share transfer agreement with the shareholder (“Yi An noncontrolling interest shareholder”) who owned 49% of the issued and outstanding common shares of Yi An. Pursuant to this share transfer agreement, the Yi An noncontrolling interest shareholder will transfer 39% of Yi An’s issued and outstanding common shares to APH at an aggregate purchase price of RMB 21,642,616 (approximately $3,182,738), which shall be paid in full within 720 days following June 18, 2010.

On October 25, 2010, APH completed a partial closing of the stock transfer agreement dated June 18, 2010 by paying the Yi An noncontrolling interest shareholder $2,000,000 for 24.37% of Yi An’s issued and outstanding common shares. As a result, APH owns 75.37% of the issued and outstanding common stock of Yi An.

Changes in a parent’s ownership interest in which the parent retains its controlling financial interest in its subsidiary are accounted for as an equity transaction. The carrying amount of the noncontrolling interest was adjusted to reflect the change in APH’s interest in Yi An. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest was adjusted were recognized in APH’s stockholders’ equity. As a result of the above transaction on purchasing 24.37% of Yi An common shares, APH’s paid-in capital was increased by $1,217,690 in the consolidated financial statements.

NOTE 5.        DISCONTINUED THE OPERATIONS OF APEXTALK INC.

On November 19, 2010, API entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Inno Global Inc. (“Innoglo”), a California company, The Purchase Agreement was effective September 1, 2010 and provided for the transfer of cash equal to $2,753 and gross accounts receivable equal to $ 2,244 net of an allowance for doubtful accounts equal to $395 by Apextalk, Inc. to Innoglo in exchange for the assumption of certain Apextalk, Inc. liabilities by Innoglo. Specifically, Innoglo assumed deferred revenue from API equal to $4,602. The net assets transferred from API to Innoglo were equal to the net liabilities assumed by Innoglo from API. As such, no gain or loss is recognized on the transaction.  Pursuant to the closing of the Purchase Agreement, APH transferred API’s telecom customers to Innoglo and discontinued its telecom business operations.

The following table summarized the assets and liabilities of the discontinued operations, excluding intercompany balances eliminated in consolidated, at December 31, 2010 and December 31, 2009, respectively:

	12/31/2010	12/31/2009
Assets in discontinued operations
Current assets:
Cash and cash equivalents	$2,455	$21,710
Accounts receivable, net of allowance	-	3,085
Total current assets	2,455	24,795

Non-current assets:
Property, plant and equipment, net	27,887	41,404

Total assets in discontinued operations	$30,342	$66,199

Liabilities in discontinued operations
Accounts payable	$18,884	$23,055
Accrued expenses	57,742	54,742
Unearned revenue	-	11,717
Shareholder's loan	-	1,000

Total liabilities in discontinued operations	$72,626	$90,514

The results of operations of API for the years ended December 31, 2010 and 2009 presented below:

	Fiscal Years Ended
	12/31/2010	12/31/2009

Revenue	$13,468	$19,841
Cost of revenue	16,845	35,879
Gross loss	(3,377)	(16,038)
Net loss	(29,497)	(73,768)
Net loss attributable to Apextalk Holdings, Inc.	$(29,497)	$(73,768)

Per share information attributable to Apextalk Holdings, Inc.
Basic and diluted net loss per common shares	$(0.01)	$(0.16)
Average common shares outstanding - basic and diluted	2,009,517	450,344

During the discontinued transactions, API retired some computers and record $1,041 loss on the disposal.

NOTE 6.        SEGMENT INFORMATION

Upon the closing of the first acquisition of Yi An (see Note 3), both APH and Yi An agreed that Yi An would be a subsidiary of APH as of June 7, 2010, therefore,  we were involved in two segments of business: financial consulting services in the PRC and value-added telecom service in the U.S.

Consulting services segment engages in financial consulting, investment advisory, management consulting, and business information consulting in the PRC.

Value-add telecom service segment has integrated VoIP and wireless technology to develop various market driven applications in the U.S.

The following tables present summarized information by segment (note: prior to June 7, 2010, the Company only had one segment, therefore, no table related to the year ended December 31, 2009 segment information is present).

For the year ended December 31, 2010
	Financial		Intersegment	Consolidated
	Consulting	Other	Eliminations	Results
Total segment operating revenues	$14,112,549	$0	$	$14,112,549
Operations and supports expenses	1,843,777	335,296		2,179,073
Depreciation and amortization expenses	60,189	379		60,568
Total segment operating expenses	1,903,966	335,675		2,239,641
Segment operation income (loss)	12,208,583	(335,675)		11,872,908
Other income	265,450	306,005		571,455
Segment income (loss) from continuing operations before income taxes	$12,474,033	$(29,670)	$	$12,444,363

Reconciliation of Reportable Segment Assets to Consolidated Assets
Assets for financial consulting	$26,234,839
Assets for discontinued operations	30,342
Assets for corporate	5,945,812
Intersegment investment	(5,772,015)
Intersegment notes	(165,893)
Consolidated total assets	$26,273,085

NOTE 7.        NOTES RECEIVABLE FROM RELATED COMPANY

As of December 31, 2010, the Company has a loan of $1,851,009 to Guangzhou China Royal Pawn Co. Ltd. (“China Royal Pawn” see Note 15). Loan to the related company is unsecured, interest free and repayable on demand. The loan was repaid in January 2011.

NOTE 8.        ENTRUSTED BANK LOAN RECEIVABLE

During 2010, Yi An entered into entrusted loan arrangements with certain bankers in the aggregate amount of $13,654,984, in which Yi An acts as the entrusting party, the bankers act as the lender and a related company, acts as the borrower (the “Entrusted bank loans receivable from a related party”). The Entrusted bank loans receivable from a related party of $6,068,882 bears interest at 8.4% per annum and the remaining Entrusted bank loans receivable from a related party of $7,586,102 bears interest at 20% per annum. All notes will be wholly repayable within twelve months. The interest income arising from the Entrusted bank loans receivable from a related party for the seven months ended December 31, 2010 was $261,588.

During 2010, Hua Ying entered into entrusted loan arrangements in aggregate amount of $5,006,827 with banks, in which Hua Ying acts as the entrusting party, the banks act as the lender and two third parties, act as the borrowers (the “Entrusted bank loans receivable”). The Entrusted bank loans receivable of $531,027 and $1,896,525 to a third party bear interest at 11.12% and 6% per annum respectively and will be wholly repayable within twelve months.

The Entrusted bank loan receivable of $2,579,275 to a third party bears interest at 6% per annum and will be wholly repayable within twelve months.

NOTE 9.        PROPERTY AND EQUIPMENT

At December 31, 2010 and December 31, 2009 property and equipment were as follows:

	December 31, 2010	December 31, 2009

Computer and Office Equipment	$39,809	$635
Motor Vehicles	338,085	-
Leasehold Improvement	80,705	-
Less accumulated depreciation	(60,664)	(96)
	$397,935	$539

Depreciation expense for the year ended December 31, 2010 and 2009 was $60,568 and $96, respectively.

NOTE 10.      SHORT TERM NOTE PAYABLE

As of December 31, 2010, the Company has cash advanced from a third party of $2,549,550, which is unsecured, interest free and repayable on demand.

NOTE 11.      INCOME TAXES

---Value- added Telecom Service

As of December 31, 2010 and 2009, AHP and API had a net operating loss carryforward of $704,971 and $405,502, respectively, available to offset future taxable income through 2030. The valuation allowance at December 31, 2010 and 2009 was $280,821 and $141,133, respectively.  The increase in the valuation allowance for the year ended December 31, 2010 and 2009 was $139,688 and $63,785, respectively

 ---Financial Consultancy services

Yi An was incorporated in the PRC and is subject to the PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% in 2010. The income tax expenses for the year ended December 31, 2010 (from June 1, 2010) is $3,135,323.

Income tax expenses for the years ended December 31, 2010 and 2009 is summarized as below:

2010	Current	Deferred	Total
Federal	$-	$-	$-
State	14,200	-	14,200
Foreign	3,135,323	-	3,135,323
	$3,149,523	$-	$3,149,523

2009
Federal	$-	$-	$-
State	7,950	-	7,950
Foreign	-	-	-
	$7,950	$-	$7,950

Deferred Income Tax:

	2010	2009

Income before income taxes at the statutory rate of 34%	$4,211,054	$(75,745)
Effect of difference between US and PRC tax rates applied to PRC income	(1,212,651)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	11,432	19,910
Change in valuation allowance	139,688	63,785

Provision for income taxes	$3,149,523	$7,950

The components of deferred income taxes are as follows:
	2010	2009

Deferred income tax asset:
Net operating loss carry forwards	$280,821	$141,133
Valuation allowance	(280,821)	(141,133)
Deferred income taxes	$-	$-

NOTE 12.      LEASE COMMITMENTS

Operating Lease Commitments

Yi An leased office spaces from third parties under an operating lease which expire at various dates from January 2010 through June 30, 2014 at various monthly rental rate from $300 to $13,261 and several staff quarters in the PRC from third parties under operating leases which expire on varies dates in 2011 at monthly rental rate of $2,503.

APH leased office space from a company that owned by the Chairman of the Company under an operating lease which expires on December 31, 2011 at a monthly rental rate of $2,000.

As at December 31, 2010, the Company had an outstanding commitment with respect to the above operating leases, which are due as follows:

Year ending December 31	Amount
2011	$278,981
2012	139,687
2013	116,511
2014	63,095
Total	$598,274

NOTE 13.      STOCKHOLDERS’ EQUITY

Common Stocks

On March 31, 2009, the Company issued 8,340 shares through a private offering for sale to persons who qualify as accredited investors for total gross proceeds of $20,016.  On April 19, 2009, the Company issued 4,167 shares for $10,000 in cash. During June of 2009, the Company sold 12,770 shares for $30,648 in cash.

On January 20, 2010, the Company issued 416,667 shares to the Champion Investors (China) Ltd. (“Champion”) 416,667 shares for $1,000,000 in cash. On February 22, 2010, the Company issued another 416,667 shares to Champion for $1,000,000 in cash. Further, on May 26, 2010, the Company issued 937,501 shares to Champion for $2,250,000 in cash. On September 21, 2010, the Company sold 833,333 shares to Champion for $2,000,000 in cash. All of above common stock sold to Champion is at a price of $2.40 per share. In 2010, the Company paid $120,000 to Global Apex Holdings, Inc. (“GAH”) as commission related to the $4,000,000 common stocks issued to the Champion (See Note 18). Net proceeds of $6,130,000 was recorded in stockholders’ equity after deducting related cost of the transaction

On August 24, 2010, Champion, the majority stockholder of APH, approved the action to reduce the APH’s authorized shares of common stock from 1,000,000,000 shares to 20,000,000 shares.

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

In Kind Contribution

As of December 31, 2010 and 2009, key management personnel contributed administrative and managerial services to the Company with a fair value of $28,700 and $49,980, respectively (See Note 15).

Dividend

On August 16, 2010, Yi An paid $352,049 (RMB 2,400,000) cash dividend to Yi An’s shareholders. As one of the Yi An’s shareholders, APH received $179,580 cash dividend from Yi An.

On December 23, 2010, APH paid cash dividend of $30,000, or of appropriately $0.01 per share, and a 10% stock dividend to APH’s shareholders of record on October 26, 2010. As the results of the stock dividend, a total of  306,410 additional shares of  common stocks were issued, and a total of $306 common stock and $ 735,078 additional paid-in-capital were reclassified from retained earnings based on the assumption of fair value of $2.40 per share at the Ex-date of dividends paid.

NOTE 14.      STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, Yi An is required to make annual appropriations to a statutory surplus reserve fund. Specifically,  Yi An is required to allocate 10% of its  profits after taxes, as determined in accordance with the PRC accounting standards applicable to Yi An , to a statutory surplus reserve until such reserve reaches 50% of the registered capital of Yi An. As of December 31, 2010, Yi An provided $969,150 statutory reserve which included in accumulated earnings of Apextalk Stockholders’ equity.

NOTE 15.      RELATED PARTY TRANSACTIONS

---Value- added Telecom Service

The current U.S. office space is sub-leased from the company that owned by the chairman of the Company on a month to month basis during 2010. During 2009, the office space was sub-leased from another shareholder of the Company on a month to month basis.  The rent expense for the years ended December 31, 2010 and 2009 is $24,000 and $2,940, respectively.

API entered into an agreement with Apex Telecom, a shareholder of the Company, for leasing the facility and related equipment for use in operations during 2009.  The monthly rate of this lease was $200 per month. Effective on January 1, 2010, API does not lease the facility and related equipment from Apex Telecom, the leasing expense for the years ended December 31, 2010 and 2009 was $0 and $2,400, respectively. In addition, Apex Telecom had accounted $16,845 and $34,039 the total cost of sales of API, for the years ended December 31, 2010, and 2009, respectively.

During the years ended December 31, 2010 and 2009, API had related party sales of $-0- and $1,648, respectively.

During the year ended December 31, 2010 and 2009, API accrued compensation for key management personnel for the administrative and managerial services rendered to the company.  The total compensation accrued for the years ended December 31, 2010 and 2009 is $3,000 and $6,660, respectively.

In addition on the compensation for key management personal accrued by API. as stated above, for the years ended December 31, 2010 and 2009, key management personnel contributed administrative and managerial services to Apextalk Holdings, Inc. with a fair value of $28,700 and $49,980, respectively (See Note 13).

---Financial Consultancy services

On July 1, 2010, Yi An entered into a two-year strategic alliance agreement with China Royal Pawn, a related company. A director of both APH and Yi An is also one of the five directors of China Royal Pawn. This director owns shares in APH, but no shares in Yi An. According to the agreement, Yi An would refer clients to the related company, and receive 10% of the fee charged by the related company as referral commission, and an additional 30% as consultancy fee for risk control services provided regarding the referred clients.

During the seven months period ended December 31, 2010, Yi An received consultancy fees of $2,547,305 from the related company, China Royal Pawn.  Total accounts receivable of $706,361 from this related company is recorded as of December 31, 2010.

As of December 31, 2010, the Company has a loan of $1,851,009 to China Royal Pawn. The Loan is unsecured, interest free and repayable on demand. The loan was repaid in January, 2011.

During 2010, Yi An entered into entrusted loan arrangements with certain bankers in the aggregate amount of $13,654,984, in which Yi An acts as the entrusting party, the bankers act as the lender and a related company, acts as the borrower (the “Entrusted bank loans receivable from a related party”). The Entrusted bank loans receivable from a related party of $6,068,882 bears interest at 8.4% per annum and the remaining Entrusted bank loans receivable from a related party of $7,586,102 bears interest at 20% per annum. All notes will be wholly repayable within twelve months. The interest income arising from the Entrusted bank loans receivable from a related party for the seven months ended December 31, 2010 was $261,588.

NOTE  16.     CONCENTRATIONS

As of December 31, 2010, 99% of Company’s net assets are located in the PRC.

---Value- added Telecom Service

As of December 31, 2009, 13% of revenue earned was due from Customer A, 13% was due from Customer B and 10% was due from Customer C.

In addition, as of December 31, 2010 and 2009, API had vendor A that accounted for100% and 95% the total cost of sales, respectively.

---Financial Consultancy services

As of December 31, 2010, 18% of revenue earned was due from Customer A. At December 31, 2010, accounts receivable from this customer was $706,361.

NOTE  17.     LEGAL PROCEEDINGS

On December 16, 2010, a third party trading company commenced an action against the Company in the Supreme Court of the State of New York, for compensatory damages and an award of attorney’s fees. In the action, Dongguan Suile Trading Co. Ltd. (“Dongguan”) sought compensatory damages equal to $2,500,383, plus interest and cost, pursuant to the terms of a loan Agreement, in which it alleged the Company had defaulted.

As of December 31, 2010, the above legal proceeding was not settled. However, Dongguan would agree to settle with the Company by accepting 1,052,243 shares of APH’s common shares to cover its claim. The Company believed that the outcome of this legal proceeding will not have a material impact on the Company’s cash flow and a current liability balance of $2,527,689 was recorded in the consolidated balance sheet as of December 31, 2010.

Other than as described above, there are no material legal proceedings to which the Company is a party, or to which any of the Company’s property is subject, that the Company expect to have a material adverse effect on our financial condition.

NOTE 18.     STOCK PURCHASE AGREEMENT DATED NOVEMBER 17, 2009

On December 14, 2009, APH assisted its then existing shareholders (the “Apextalk Shareholders”)  to close  a portion of a stock purchase agreement (the “Agreement”) with  API, Global Apex Holdings, Inc. (“GAH”), a Delaware corporation whose shareholders were identical to the Apextalk Shareholders, Global Apex, Inc. (“GAI”), a California corporation and a wholly owned subsidiary of Global Apex Holdings and five individual purchasers set forth in the Agreement (the “Purchasers”).

Pursuant to the Agreement, the Apextalk Shareholders agreed to transfer to the Purchasers an aggregate of 413,736 shares of APH’s common stock (the “Purchased Shares”), representing 90% of the APH’s issued and outstanding common stock, at an aggregated purchase price of $300,000 (the “Purchase Price”). After the final closing of the Stock Purchase, the Purchasers aggregately hold 90% of the APH’s issued and outstanding common stock as of Decemb31, 2009.

Subject to the terms and condition of the Agreement, APH will transfer 70% of its equity interest in API to GAI, and APH will retain the remaining 30% equity interest in API. As of March 30, 2011, the transfer has not completed due to the complications arise from operations and of net assets transfer. APH is planning to complete this transfer by the end of June 2011.

As additional consideration, APH agreed to grant GAH the right to receive a cash payment in the amount of $30,000 for each $1,000,000 invested into the Company of up to $4,000,000 in the aggregate from outside investors. As of December 31, 2010, GAH received $120,000 in cash payments from the APH related to the $4,000,000 common stocks issued to the outside investors during the year ended at December 31, 2010.

NOTE 19.      SUBSEQUENT EVENTS

On January 12, 2011, the outstanding accounts receivable balance of $1,851,009 as of December 31, 2010, which was made to China Royal Pawn, has been fully paid back.

On February 24, 2011, the Company issued 541,667 shares common stock to Foshan Royal Investment Ltd., a New Jersey company, at a purchase price of $2.40 per share, equal to $1,300,000 cash in the aggregate.

On March 25, 2011, the Company completed the closing of the stock transfer agreement dated June 18, 2010, and fulfilled its obligation pursuant to the Share Transfer Agreement by paying Ms. Liang $1,261,500 in exchange for 14.63% of Yi An’s issued and outstanding common stock. As a result, the Company owns 90% of the issued and outstanding common stock of Yi An.

The legal proceeding between the Company and Dongguan  (see Note 17) is scheduled to be presented to the Supreme Court of New York on April 18, 2011. The Company expects the Supreme Court of New York approves the settlement that Dongguan accepts 1,052,243 shares of APH’s common shares to cover its claim on that day.  The Company recorded a current liability balance of $2,527,689 in the consolidated balance sheet as of December 31, 2010.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As approved by our board of directors, we dismissed Webb & Company, P.A. (“Webb & Co.”) as our independent auditors effective December 9, 2010.  Since January 28, 2008, the date the Company engaged Webb & Co. as our independent registered public accounting firm in connection with Webb & Co.’s audits of the Company’s annual financial statements as of and for the years ended December 31, 2009 and 2008 and Webb & Co.’s reviews of the Company’s quarterly interim unaudited financial information from January 1, 2010 through September 30, 2010 and for any subsequent interim period through the date of dismissal on December 9, 2010,  there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused Webb & Co. to make reference in connection with Webb & Co.’s opinion to the subject matter of the disagreement.

Webb & Co.’s audit reports on the financial statements of the Company for the years ended December 31, 2009 and 2008 (the “Reports”) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding our ability to continue as a going concern.

In connection with the audited financial statements of the Company for the years ended December 31, 2009 and 2008 and quarterly interim unaudited financial information from January 1, 2010 through September 30, 2010 and for any subsequent interim period through the date of dismissal on December 9, 2010, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

On December 9, 2010, we engaged a new independent registered public accounting firm, Baker Tilly Hong Kong, Certified Public Accountants, (“Baker Tilly”), to serve as the Company’s independent auditor. The decision to engage Baker Tilly was approved by the Company’s Board of Directors on December 9, 2010.

Prior to December 10, 2010, the Company did not consult with Baker Tilly regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting were fully effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission adopted as of September 21, 2010 that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers, their ages and titles, as of February 22, 2011, are as follows.

NAME	AGE	POSITION

Hui Liu	33	CEO, Director
George Ma	59	Chairman
Shan Liu	46	CFO
Chuanda Zeng	38	Secretary, Director

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

Shan Liu, Chief Financial Officer

Mr. Liu is our Chief Financial Officer. Currently, he also serves as the assistant to President of Guangdong SME Financing Promotion Association. Dr. Liu has 20 years of experience in financial and telecommunication industry. He worked for almost 10 years in the Hong Kong and Macao Office of People’s Government since 1989, during which period he was involved in the listings of four Chinese companies on the Hong Kong Stock Exchange.  Mr. Liu received his Master Degree in economics from Sun Yat-Sen University in China.

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

ITEM 11.       EXECUTIVE COMPENSATION

 Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2010 and 2009  in all capacities for the accounts of our current and former executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

 SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hui Liu,	2010	0	0	0	0	0	0	0	0
CEO, Director	2009	0	0	0	0	0	0	0	0

Shan Liu,	2010	0	0	0	0	0	0	0	0
CFO	2009	0	0	0	0	0	0	0	0

(1)  All salaries referenced above have been accrued but remain unpaid.

We do not have any plans to pay our officers and directors any compensation at this time.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 30, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.  There were no stock options exercised during the period ending March 30, 2011by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer during the period ended March 30, 2011under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to date to the directors in such capacity.   We anticipate paying the directors the compensation when the Company becomes more profitable.

Employment Agreements

We do not have any employment agreements in place with any of our officers or directors,

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 30, 2011 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Champion Investors (China) LTD Address: 9 Division Street, Suite 201 New York, NY 10004	2,864,585	73.23%

Common Stock	Foshan Royal Investment Ltd Address: 25 Spring Street, Room 301 Princeton, NJ 08542	541,667	13.85%

Common Stock	Chuanda Zeng Address: 1 Xiang Yang Xin Jie, No. 3, Hong Xing District, Yang Jiang City, Guangdong, China	147,914	3.78%

Common Stock	Hui Liu Address: 12 Zhu Ge Zhuang, No.1 Building, 7th Floor, Room1, Hai Ding District, Beijing, China	91,025	2.33%

Common Stock	George Ma Address: 310 La Prenda Avenue Millbrae, CA 94030	4,117	0.11%

Common Stock	All executive officers and directors as a group	243,056	6.21%

(1) Based on 3,911,951 shares outstanding as of March 30, 2011.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

---Value- added Telecom Service

The current U.S. office space is sub-leased from the company that owned by the chairman of the Company on a month to month basis during 2010. During 2009, the office space was sub-leased from another shareholder of the Company on a month to month basis.  The rent expense for the years ended December 31, 2010 and 2009 is $24,000 and $2,940, respectively.

API entered into an agreement with Apex Telecom, a shareholder of the Company, for leasing the facility and related equipment for use in operations during 2009.  The monthly rate of this lease was $200 per month. Effective on January 1, 2010, API does not lease the facility and related equipment from Apex Telecom, the leasing expense for the years ended December 31, 2010 and 2009 was $0 and $2,400, respectively. In addition, Apex Telecom had accounted $16,845 and $34,039 the total cost of sales of API, for the years ended December 31, 2010, and 2009, respectively.

During the years ended December 31, 2010 and 2009, API had related party sales of $-0- and $1,648, respectively.

During the year ended December 31, 2010 and 2009, API accrued compensation for key management personnel for the administrative and managerial services rendered to the company.  The total compensation accrued for the years ended December 31, 2010 and 2009 is $3,000 and $6,660, respectively.

In addition on the compensation for key management personal accrued by API. as stated above, for the years ended December 31, 2010 and 2009, key management personnel contributed administrative and managerial services to Apextalk Holdings, Inc. with a fair value of $28,700 and $49,980, respectively.

---Financial Consultancy services

On July 1, 2010, Yi An entered into a two-year strategic alliance agreement with, China Royal Pawn, a related company. A director of both APH and Yi An is also one of the five directors of China Royal Pawn. This director owns shares in APH, but no in Yi An. According to the agreement, Yi An would refer clients to the related company, and receive 10% of the fee charged by the related company as referral commission, and an additional 30% as consultancy fee for risk control services provided regarding the referred clients.

During the seven months period ended December 31, 2010, Yi An received consultancy fees of $2,547,305 from the related company, China Royal Pawn.  Total accounts receivable of $706,361 from this related company is recorded as of December 31, 2010.

As of December 31, 2010, the Company has a loan of $1,851,009 to China Royal Pawn. The Loan is unsecured, interest free and repayable on demand. The loan was repaid in January.

As of December 31, 2010, the Company has granted unsecured short-term notes receivable of $13,654,984 to China Royal Pawn through several PRC banks. The interest income arising from the note for the seven months ended December 31, 2010 was $261,588.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $94,556 and $26,013 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on March 30, 2011.

APEXTALK HOLDINGS, INC.

By:	/s/ Hui Liu
Hui Liu
Chief Executive Officer

By:	/s/ Shan Liu
Shan Liu
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hui Liu	Chief Executive Officer and Director
Hui Liu		March 30, 2011

/s/ George Ma
George Ma	Chairman	March 30, 2011

/s/ Shan Liu
Shan Liu	Chief Financial Officer	March 30, 2011

/s/ Chuanda Zeng
Chuanda Zeng	Director and Secretary	March 30, 2011