Form 10-Q
period 2011-03-31
Apextalk Holdings Inc
filed 2011-05-16
CIK 1429684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

APEXTALK HOLDINGS, INC.
Exact name of registrant as specified in charter

Delaware	333-153838	26-1402471
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

637 Howard Street
San Francisco, CA 94105
 (Address of principal executive offices)
 _______________

1-888-494-2330
 (Registrant’s telephone number, including area code)
_______________

Not Applicable

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2011: 3,911,951 shares of common stock.

APEXTALK HOLDINGS, INC.
FORM 10-Q

March 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	21
Item 1A	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	(Removed and Reserved)	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

APEXTALK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$5,698,459	$3,870,882
Accounts receivable from a related company	1,124,796	706,361
Accounts receivable from third parties	667,414	693,021
Other receivables, net	203,082	52,050
Prepaid expenses	7,283	1,442
Deposits paid for acquiring property and equipment	272,842	-
Short-term advance to a related company	609,747	-
Note receivable from a related company		1,851,009
Entrusted bank loan receivable	21,798,448	18,661,811
Current assets of discontinued operations	1,487	1,718
Total Currents Assets	30,383,558	25,838,294
Property and equipment, net	420,524	406,301
Patent, net	8,969	8,969
Noncurrent assets of discontinued operations	17,597	19,521
Total Assets	$30,830,648	$26,273,085
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$20,842	$36,793
Accrued expenses from other payables	183,742	135,395
Advance from customers	1,586,940	1,094,365
Short term note payable	2,539,595	2,527,689
Income tax payable	752,560	2,253,071
Other taxes payable	149,062	-
Current liabilities of discontinued operations	50,838	50,838
Total Current Liabilities	5,283,579	6,098,151

Total Liabilities	5,283,579	6,098,151

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, authorized 20,000,000 shares, par value $0.001, 3,911,951 shares and 3,370,284 shares issued and outstanding on March 31, 2011 and December 31, 2010, respectively	3,912	3,370
Additional paid-in-capital	11,800,807	8,467,246
Accumulated earnings	8,413,075	4,484,588
Accumulated other comprehensive income	523,541	356,162
Total Stockholders' Equity	20,741,335	13,311,366
Noncontrolling interests	4,805,734	6,863,568
Total Equity	25,547,069	20,174,934

Total Liabilities and Equity	$30,830,648	$26,273,085

See accompanying notes to unaudited condensed consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Consultancy fees earned - from a related company, net	$711,330	$-
Consultancy fees earned, net	6,390,524	-
Total Revenue, net	7,101,854	-

Operating Expenses
Payroll expenses	161,886	27,696
Rent and utilities	77,388	5,100
General and administrative	338,938	22,623
Legal and professional fees	138,875	35,689
Total Operating Expenses	717,087	91,108

Operating Income (Loss)	6,384,767	(91,108)

Other Income
Interest income from entrusted bank loan receivable	582,940	-
Interest income	3,213	-
Total Other Income	586,153	-

Income (Loss) from Continuing Operations before Income Taxes and Discontinued Operations	6,970,920	(91,108)

Provision for Income Taxes	(1,746,197)	(1,588)

Net Income (Loss) from Continuing Operations	5,224,723	(92,696)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(2,156)	(15,386)
Loss from Discontinued Operations	(2,156)	(15,386)

Net Income (Loss)	5,222,567	(108,082)

Less: Income attributable to noncontrolling interests	1,294,080	-

Net Income (Loss) attributable to stockholders	3,928,487	(108,082)

Amounts attributable to Stockholders
Income from continuing operations	3,930,643	(92,696)
Discontinued operations, net of taxes	(2,156)	(15,386)
Net income (loss)	3,928,487	(108,082)

Other Comprehensive Income
Total foreign currency translation gain	111,068	-
Less: foreign currency translation gain attributable to noncontrolling interests	(27,356)	-
Foreign currency translation gain attributable to stockholders	83,712	-

Comprehensive Income (Loss)	$4,012,199	$(108,082)

Basic and Diluted Net Income (Loss) per Share attributable to stockholders
Net income (loss) per share from continuing operations	$1.10	$(0.10)
Discontinued operations	(0.00)	(0.01)
Net income (loss) per share	$1.10	$(0.11)

Weighted average number of common shares outstanding
during the year - Basic and Diluted	3,580,932	962,424

See accompanying notes to unaudited condensed consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Paid in	Accumulated Earnings	Accumulated Other Comprehensive	Total Stockholders’ Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital		Income		Interest
Balance, December 31, 2010	3,370,284	3,370	8,467,246	4,484,588	356,162	13,311,366	6,863,568	20,174,934

Common stock issued for cash	541,667	542	1,299,458	—	—	1,300,000	—	1,300,000

Acquisition of additional Yi An’s shares from noncontrolling interest	—	—	2,034,103	—	83,667	2,117,770	(3,379,270)	(1,261,500)

Net income	—	—	—	3,928,487	—	3,928,487	1,294,080	5,222,567

Foreign currency translation gain	—	—	—	—	83,712	83,712	27,356	111,068

Balance, March 31, 2011 (Unaudited)	3,911,951	$3,912	$11,800,807	$8,413,075	$523,541	$20,741,335	$4,805,734	$25,547,069

See accompanying notes to unaudited condensed consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$5,222,567	$(108,082)
Less discontinued operations, net of tax	(2,156)	(15,386)
Net income (loss) from continuing operations	5,224,723	(92,696)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	31,158	32
In kind contribution of services	—	7,900
Change in operating assets and liabilities:
(Increase) in accounts receivable from related parties	(413,827)	—
Decrease in accounts receivable from third parties	28,782	—
(Increase) Decrease in other receivables	(150,321)	1,871
(Increase) in short term advance to a related company	(607,866)
(Increase) in prepaid expenses	(5,841)	(22,000)
(Increase) in other asset	—	(60,000)
Increase (Decrease) in accounts payable	(15,951)	2,544
Increase (Decrease) in accrued expenses and other payables	47,694	(3,392)
Increase in advanced from customers	485,916	—
Increase in other tax payable	148,602	—
(Decrease) in income tax payable	(1,506,461)	—
Net cash provided by (used in) operating activities from continuing operations	3,266,608	(165,741)
Net cash (used in) operating activities from discontinued operations	(231)	(19,877)
Net cash provided by (used in) operating activities	3,266,377	(185,618)

Cash flows from investing activities
Payment for purchase of Yi An interests	(1,261,500)	—
Purchase of equipment	(43,479)	—
(Increase) in deposits paid to acquiring P&E	(272,001)	—
Repayment of notes receivable from a related company	1,853,991	—
(Increase) in entrusted bank loan receivable	(3,039,329)	—
Net cash (used in) investing activities from continuing operations	(2,762,318)	—
Net cash (used in) investing activities from discontinued operations	—	—
Net cash (used in) investing activities	(2,762,318)	—

Cash flows from financing activities
Proceeds from issuance of common stock	1,300,000	2,000,000
Proceeds from stockholder loan	—	18,578
Net cash provided by financing activities from continuing operations	1,300,000	2,018,578
Net cash provided by financing activities from discontinued operations	—	100
Net cash provided by financing activities	1,300,000	2,018,678

Effect of exchange rates on cash	23,287	—

Net increase in cash	1,827,346	1,833,060

Cash and cash equivalents from continuing operations at beginning of period	3,870,882	—
Cash and cash equivalents from discontinued operations at beginning of period	1,718	21,710
Cash and cash equivalents at end of period	5,699,946	1,854,770
Less cash and cash equivalents from discontinued operations at end of period	1,487	8,803
Cash and cash equivalents from continuing operations at end of period	$5,698,459	$1,845,967

Cash paid during the period for:
Interest	$—	$—
Income taxes	$2,064,606	$6,350

See accompanying notes to unaudited condensed consolidated financial statements

APEXTALK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.        SUMMARY OF ORGANIZATION

Apextalk, Inc. was incorporated on November 7, 2007 under the laws of the state of Delaware.  On November 12, 2007, Apextalk, Inc. changed its name to Apextalk Holdings, Inc (“APH”).  On April 20, 2011, our Board of Directors unanimously agreed to change our name from Apextalk Holdings, Inc. to Blue Bridge Capital, Inc. (“BBC”) and a majority of the shareholders approved the name change. We filed a Definitive Information Statement on Schedule 14C with the SEC on May 9, 2011. We will file the amended articles of incorporation with the state of Delaware on May 30, 2011. The company, located in San Francisco, California, is a holding company whose subsidiaries provide various telecom services (through September 1, 2010, see Note 4) and financial consulting services.

Apextalk Inc. (“API) was incorporated on June 8, 2004 under the laws of the state of California.  The company has integrated VoIP and wireless technology to develop various market driven applications. APH completed the acquisition of API on November 16, 2007 where APH purchased all of the outstanding shares of API.

Guangdong Yi An Investment Consulting Company Limited (“Yi An”) was incorporated in the People’s Republic of China (“PRC” or “China”) on September 7, 2009 as a limited liability company. Yi An engaged in financial consulting, financial advisory, management consulting, and business information consulting in the PRC. On February 1, 2010, Yi An established a 51% held subsidiary named Guangzhou Hua Ying Venture Capital Co., Ltd. (“Hua Ying”) which engaged in financial advisory services in the PRC as a limited liability company. Yi An and its majority owned subsidiary Hua Ying are hereafter referred to as (“Yi An”).  On June 1, 2010, APH completed the purchase of 51% ownership of Yi An with the last cash payment made on June 7, 2010. On October 25, 2010, APH completed the purchase of additional 24.37% ownership of Yi An. On March 25, 2011, APH completed the purchase of additional 14.63% ownership of Yi An. As a result, APH owns 90% of the issued and outstanding common stock of Yi An as of March 31, 2011.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Changes in Basis of Presentation

The 2010 financial information has been revised so that the basis of presentation is consistent with that of the 2011 financial information. This revision reflects the financial condition and results of operations of API as discontinued operations for all periods presented. For a summary of discontinued operations see Note 4.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related notes of the Company for the three months ended March 31, 2011 and 2010, and as of March 31, 2011, are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with accounting principles generally accepted in the United State (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnote required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010  on Form 10-K that was filed on March 30, 2011. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three months ended March 31, 2011 and 2010, the results of cash flows of the Company for the three months ended March 31, 2011 and 2010,  and the financial position of the Company as of March 31, 2011. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

Consolidation

The accompanying consolidated financial statements include the parent company and its wholly owned subsidiary of API  from January 1, 2010 to March 31, 2011 and majority owned subsidiary of Yi An from June 1, 2010 to March 31, 2011.  The Company discontinued its telecom operations, API, on September 1, 2010. However, APH still wholly owns API as of March 31, 2011, thus, the financial condition and results of operations of API was included in the consolidated financial statements during the respective periods.  All of the material inter-company transactions have been eliminated. The noncontrolling interests represent the noncontrolling shareholders’ 10.00% ownership interest of Yi An. The portion of the income applicable to noncontrolling interests in subsidiary undertaking is reflected in the consolidated statements of operations.

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

Concentrations and Risks

Substantially Yi An’s assets are located in the PRC and substantially Yi An’s revenues were derived from customers located in the PRC.  In addition, financial instruments that potentially Yi An to significant concentrations of credit risk consist primarily of cash, accounts receivable and short term notes receivable.  As of March 31, 2011, Yi An maintained cash balances at financial institutions in the PRC. These cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limited applicable to financial institutions located in the United States. However, none of Yi An’s cash has been or is currently insured by the FDIC or a similar government sponsored institution. Yi An has not experienced any losses in such accounts and believes it is not exposed to any significant risks related to its cash. However, Yi An monitors the credit ratings of these financial institutions in order to mitigate the company’s credit risk. Further, Yi An mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

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

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents. The cash of $5,701,372 is uninsured by FDIC as it is held in the bank accounts in China.

Accounts Receivable and Allowance for Doubtful Accounts

---Financial Consultancy services

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience. As of March 31, 2011, the Company has recorded $-0- amount allowance for doubtful accounts.

---Value- added Telecom Service

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the six-month-term. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of March 31, 2011, the Company has recorded an allowance for doubtful accounts in the amounts of $-0-.

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

Advertising expenses

The Company expenses advertising costs as incurred. Advertising expenses were $99,145 and $-0- for the three months ended March 31, 2011 and 2010, respectively.

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

The exchange rates used to translate amounts in RMB from Yi An into US$ for the purposes of preparing the financial statements were as follows:

March 31, 2011
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of period ended	RMB1=US$0.15244
Amounts included in the statements of operations and cash flows for the period	RMB1=US$0.15197

The translation gain recorded for the three months ended March 31, 2011 was $83,712.

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

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260, Earnings Per Share.  As of March 31, 2011 and 2010, there were no diluted shares outstanding.

Business Segments

The Company operates in two segments and segments information is presented in Note 5.

Reclassification

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on the Company's consolidated net income (loss) or stockholders' Equity (deficiency).

Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the FASB, or other standards-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3.        SHARE TRANSFER AGREEMENT DATED JUNE 18, 2010

On June 18, 2010, APH entered into another share transfer agreement with the shareholder (“Yi An noncontrolling interest shareholder”) who owned 49% of the issued and outstanding common shares of Yi An. Pursuant to this share transfer agreement, the Yi An noncontrolling interest shareholder will transfer 39% of Yi An’s issued and outstanding common shares to APH at an aggregate purchase price of RMB 21,642,616, which shall be paid in full within 720 days following June 18, 2010.

On October 25, 2010, APH completed a partial closing of the stock transfer agreement dated June 18, 2010 by paying the Yi An noncontrolling interest shareholder $2,000,000 for 24.37% of Yi An’s issued and outstanding common shares.

On March 25, 2011, APH completed the remaining closing of the stock transfer agreement dated June 18, 2010 by paying the Yi An noncontrolling interest shareholder $1,261,500 for 14.63% of Yi An’s issued and outstanding common shares. As a result, APH owns 90% of the issued and outstanding common stock of Yi An. Changes in a parent’s ownership interest in which the parent retains its controlling financial interest in its subsidiary are accounted for as an equity transaction. The carrying amount of the noncontrolling interest was adjusted to reflect the change in APH’s interest in Yi An. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest was adjusted were recognized in APH’s stockholders’ equity. As a result of the above transaction on purchasing 14.63% of Yi An common shares, APH’s paid-in capital was increased by $2,117,770 during the three months ended March 31, 2011

NOTE 4.        DISCONTINUED THE OPERATIONS OF APEXTALK INC.

On November 19, 2010, API entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Inno Global Inc. (“Innoglo”), a California company, The Purchase Agreement was effective September 1, 2010 and provided for the transfer of cash equal to $2,753 and gross accounts receivable equal to $ 2,244 net of an allowance for doubtful accounts equal to $395 by API to Innoglo in exchange for the assumption of certain API liabilities by Innoglo. Specifically, Innoglo assumed deferred revenue from API equal to $4,602. The net assets transferred from API to Innoglo were equal to the net liabilities assumed by Innoglo from API. As such, no gain or loss is recognized on the transaction.  Pursuant to the closing of the Purchase Agreement, APH transferred API’s telecom customers to Innoglo and discontinued its telecom business operations.

The following table summarized the assets and liabilities of the discontinued operations, excluding intercompany balances eliminated in consolidated, at March 31, 2011 and December 31, 2010, respectively:

	3/31/2011 (Unaudited)	12/31/2010
Assets in discontinued operations
Current assets:
Cash and cash equivalents	$1,487	$1,718
Accounts receivable, net of allowance	-	-
Total current assets	1,487	1,718

Non-current assets:
Property, plant and equipment, net	17,597	19,521

Total assets in discontinued operations	$19,084	$21,239

Liabilities in discontinued operations
Accounts payable	$10,419	$10,419
Accrued expenses	40,419	40,419

Total liabilities in discontinued operations	$50,838	$50,838

The results of operations of API for the three months ended March 31, 2011 and 2010 presented below:

	Three Months Ended
	3/31/2011	3/31/2010

Revenue	$-	$3,730
Cost of revenue	-	7,105
Gross loss	-	(3,375)
Net loss	(2,156)	(15,386)
Net loss attributable to the Company	$(2,156)	$(15,386)

Per share information attributable to the Company
Basic and diluted net loss per common shares	$(0.00)	$(0.01)
Average common shares outstanding - basic and diluted	3,580,932	962,424

NOTE 5.        SEGMENT INFORMATION

Upon the closing of the first acquisition of Yi An , both APH and Yi An agreed that Yi An would be a subsidiary of APH as of June 7, 2010. However, upon the discontinuing operation of API on September 1, 2010, therefore, we only have consulting services segment for the three months ended March 31, 2011 while only have value-add telecom service segment for the three months ended March 31, 2010. As the result, no table related to the three months ended March 31, 2011 and 2010 segment information is present.

NOTE 6.        SHORT-TERM ADVANCE TO A RELATED COMPANY

As of March 31, 2011, the Company has a short-term advance of $609,747 to Guangzhou China Royal Pawn Co. Ltd. (“China Royal Pawn” see Note 15). Advance to the related company is unsecured, interest free and repayable on demand. The amount was repaid in early April 2011.

NOTE 7.        NOTES RECEIVABLE FROM RELATED COMPANY

As of December 31, 2010, the Company has a loan of $1,851,009 to China Royal Pawn. Loan to the related company is unsecured, interest free and repayable on demand. The loan was repaid in January 2011.

NOTE 8.        ENTRUSTED BANK LOAN RECEIVABLE

Since 2010 Yi An entered into entrusted loan arrangements with certain bankers in the aggregate amount of $16,768,037, in which Yi An acts as the entrusting party, the bankers act as the lender and a related company, acts as the borrower (the “Entrusted bank loans receivable from a related party”). The Entrusted bank loans receivable from a related party of $6,097,468 bears interest at 8.4% per annum and another Entrusted bank loans receivable from a related party of $7,621,835 bears interest at 20% per annum, and the new Entrusted bank loans in 2011 of $3,048,734 bears interests at 8% per annum, All notes will be wholly repayable within twelve months. The interest income arising from the Entrusted bank loans receivable from a related party for the three months ended March 31, 2011 was $512,717.

During 2010, Hua Ying entered into entrusted loan arrangements in aggregate amount of $5,030,411 with banks, in which Hua Ying acts as the entrusting party, the banks act as the lender and two third parties, act as the borrowers (the “Entrusted bank loans receivable”). The Entrusted bank loans receivable of $533,528 and $1,905,459 to a third party bear interest at 11.12% and 6% per annum respectively and will be wholly repayable within twelve months. The Entrusted bank loan receivable of $2,591,424 to a third party bears interest at 6% per annum and will be wholly repayable within twelve months. The interest income arising from the Entrusted bank loan receivable for the three months ended March 31, 2011 was 870,023.

NOTE 9.        PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010 property and equipment were as follows:

	March 31, 2011 (Unaudited)	December 31, 2010

Computer and Office Equipment	$59,145	$57,138
Motor Vehicles	381,247	338,085
Leasehold Improvement	80,917	80,705
Less accumulated depreciation	(100,785)	(69,627)
	$420,524	$406,301

Depreciation expense for the three months ended March 31, 2011 and 2010 was $31,158 and $32, respectively.

NOTE 10.      SHORT TERM NOTE PAYABLE

As of March 31, 2011 and December 31, 2010, the Company has cash advanced from a third party of $2,539,595 and $2,527,689, which is unsecured, interest free and repayable on demand.

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

Yi An was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate is 25% in 2011 and 2010.

NOTE 12.      LEASE COMMITMENTS

Operating Lease Commitments

Yi An leased office spaces from third parties under an operating lease which expire at various dates from January 2010 through June 30, 2014 at various monthly rent and management fee totaling from $603 to $13,425.

APH leased office space from a company that owned by the Chairman of the Company under an operating lease which expires on December 31, 2011 at a monthly rental rate of $2,000.

As at March 31, 2011, the Company had an outstanding commitment with respect to the above operating leases, which are due as follows:

Year ending December 31	Amount
2011	$252,720
2012	195,223
2013	159,041
2014	100,240
2015	68,900
Total	$776,124

NOTE 13.      STOCKHOLDERS’ EQUITY

Common Stocks

On February 24, 2011, the Company issued 541,667 shares common stock to Foshan Royal Investment Ltd., a New Jersey company, at a purchase price of $2.40 per share, for $1,300,000 in cash.

NOTE 14.      STATUTORY RESERVES

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, Yi An is required to make annual appropriations to a statutory surplus reserve fund. Specifically,  Yi An is required to allocate 10% of its  profits after taxes, as determined in accordance with the PRC accounting standards applicable to Yi An , to a statutory surplus reserve until such reserve reaches 50% of the registered capital of Yi An. As of December 31, 2010, Yi An provided $969,150 statutory reserve which is included in accumulated earnings of the Company’s Stockholders’ equity.

NOTE 15.      RELATED PARTY TRANSACTIONS

---Value- added Telecom Service

The current U.S. office space is sub-leased from the company that owned by the chairman of the Company during 2011 and 2010. The rent expense for the three months ended March 31, 2011 and 2010 is $6,000 and $6,000, respectively.

During the three months ended March 31, 2011, the Company paid $5,000 consultancy fees to a company that is owned by the Chairman of the Company.

During the three months ended March 31, 2010, API accrued compensation for key management personnel for the administrative and managerial services rendered to the company.  The total compensation accrued for the three months ended March 31, 2010 is $1,125.

In addition on the compensation for key management personal accrued by API. as stated above, for the three months ended March 31, 2010, key management personnel contributed administrative and managerial services to APH with a fair value of $7,900.

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

During the three months period ended March 31, 2011, Yi An received net consultancy fees of $711,330 from the related company, China Royal Pawn.  Total accounts receivable of $1,124,796 from this related company is recorded as of March 31, 2011.

As of March 31, 2011, the Company has a short-term advance of $609,747 to China Royal Pawn. The advance is unsecured, interest free and repayable on demand. The amount was repaid in early April 2011.

Since 2010, Yi An entered into entrusted loan arrangements with certain bankers in the aggregate amount of $16,768,037, in which Yi An acts as the entrusting party, the bankers act as the lender and a related company, acts as the borrower (the “Entrusted bank loans receivable from a related party”). The Entrusted bank loans receivable from a related party of $6,097,468 bears interest at 8.4% per annum and another Entrusted bank loans receivable from a related party of $7,621,835 bears interest at 20% per annum, and the new Entrusted bank loans in 2011 of $3,048,734 bears interests at 8% per annum, All notes will be wholly repayable within twelve months. The interest income arising from the Entrusted bank loans receivable from a related party for the three months ended March 31, 2011 was $512,717.

NOTE 16.       CONCENTRATIONS

As of March 31, 2011, 99% of Company’s net assets are located in the PRC.

---Financial Consultancy services

As of March 31, 2011, 13% of revenue earned was due from Customer A.

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

As of March 31, 2011, the above legal proceeding was not settled. However, the Company has verbally agreed to pay Dongguan the full amount of its claim equal to $2,539,595 and is awaiting the preparation of the Stipulation of Discontinuance to be prepared by Dongguan’s attorney.

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

Subject to the terms and condition of the Agreement, APH will transfer 70% of its equity interest in API to GAI, and APH will retain the remaining 30% equity interest in API. As of May 13, 2011, the transfer has not completed due to the complications arise from operations and of net assets transfer. APH is planning to complete this transfer by the end of June 2011.

As additional consideration, APH agreed to grant GAH the right to receive a cash payment in the amount of $30,000 for each $1,000,000 invested into the Company of up to $4,000,000 in the aggregate from outside investors. During 2010, GAH received $120,000 in cash payments from the APH related to the $4,000,000 common stocks issued to the outside investors during the year ended at December 31, 2010.

NOTE 19.      SUBSEQUENT EVENTS

On April 14, 2011, Dongguan requested that the Court of the State of New York allow it to withdraw its pending motion for Court Order Approving Stipulation for Settlement of Claim schedule for argument on April 18, 2011. As of March 31, 2011, the above legal proceeding was not settled. However, the Company has verbally agreed to pay Dongguan the full amount of its claim equal to $2,539,595 and is awaiting the preparation of the Stipulation of Discontinuance to be prepared by Dongguan’s attorney.

On April 20, 2011, our Board of Directors unanimously agreed to change our name from Apextalk Holdings, Inc. to Blue Bridge Capital, Inc. (“BBC”) and a majority of the shareholders approved the name change. We filed a Definitive Information Statement on Schedule 14C with the SEC on May 9, 2011. We will file the amended articles of incorporation with the state of Delaware on May 30, 2011.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Apextalk Holdings, Inc., hereinafter referred to as the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware on November 7, 2007.   On November 16, 2007 we entered into a share exchange agreement with Apextalk, Inc., a California based corporation, whereby Apextalk, Inc. became our wholly owned subsidiary.  On November 18, 2007, we issued 89,619 common shares (post reverse split) to TLMS International, Inc. and 44,810 common shares (post reverse split) to Spencer Luo for in exchange for an aggregate $111,038 investment in us.

On December 16, 2009, we entered into a share transfer agreement by and among the Company, Guangdong Yi An Investment Consulting Co., Ltd (“Yi An”), Ms Weiling Liang, and Mr. Yu Chen.  The share transfer transaction was approved by the Chinese Government on March 9, 2010 and Yi An became a 51% owned subsidiary as of June 7, 2010.  On June 18, 2010, we entered into a new share transfer agreement with Ms Weiling Liang, for the purchase of additional 39% Yi An equity interest, in the amount of approximately $3,200,000 (“Purchase Price”). On March 25, 2011, the Company completed the final partial closing of the transaction and fulfilled its obligation by paying Ms. Liang $1,261,500 or approximately 38.68% of the Purchase Price in exchange for 14.63% of Yi An’s issued and outstanding common stock. As a result, Yi An became a 90% owned subsidiary of the Company. The transaction was duly approved and registered with Bureau of Foreign Trade & Economic Cooperation of Guangzhou Municipality and Administration of Industry & Commerce of Guangzhou Municipality.

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

On April 20, 2011, our Board of Directors unanimously agreed to change our name to Blue Bridge Capital, Inc. and a majority of the shareholders approved the name change. We filed a Definitive Information Statement on Schedule 14C with the SEC on May 9, 2011. We will file the amended articles of incorporation with the state of Delaware on May 30, 2011.

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

In response to the characteristics of the private economy and the financial markets in China, Yi An has established a proprietary database which can quickly collect the market resources, optimize resource allocation, and promote the rapid growth of clients. The Company has formed a development strategy which aims to enable it to take a leading position in the financial industry value chain.

After the basic business model is established, the Company plans to expand its business development bases throughout the developed regions across the nation in accordance with the established strategic plans, attract professional resources, and rapidly grow its business in wider regions, thus expanding its business scales and benefiting from the first-mover advantage;

The institutional client bases of Yi An include: small loan companies, pawn companies, guarantee companies, investment companies, commercial banks, and so on. The basic strategies for development of institutional clients are:

●	Focusing on developing financial institution clients with influence in the region;

●	Giving priority to institutions which bring quick results, require less processing and operate short-term loans, such as small loan companies and pawn companies;

●	Gradual development of guarantee company clients which have a relatively long history, clients with high royalty rates and flexible liquidity raising methods;

●	Acquiring more commercial bank clients in the future.

Since its establishment, Yi An has given priority to developing relationships with investment and financing trade associations which have strong influence, local government backing, mature development and non-profit status as its partners. Yi An has quickly obtained strong resource support and converted them into business benefits via cooperation with Guangdong SME Financing Promotion Association and the “SME Investment & Financing Magazine”. The Company steadily develops partnerships with guarantee and pawn associations, finance associations, private associations and departments of local governments.

Business Plan

We aim to capture early opportunities in the market to grow rapidly to become a strong full service provider of financing advisory services to private companies in China. Our strategy is to build a strong, well-known, and highly respected brand within the financial management service industry.

The following outlines our business plan for the next 12 months:

1.	The first 90 days, we will continue to focus on our financial advisory consulting service in Beijing and major cities in Guangdong Province in China.

Yi An is based in Guangzhou, and has vigorously expanded its business throughout the Pearl River Delta and Beijing area since it was founded.

Based on our year-to-date statistics, we expect Yi An’s consulting service to continue to grow rapidly throughout the year of 2011. To maintain the growing trend, we will continue our customer-relationship- building strategy by sending our sales managers to visit target Small-and-Medium Enterprises (SMEs) Associations in the major cities of China.. We currently actively collaborate with trade associations such as Guangdong SME Financial & Listing Promotion Association, and trade magazines such as “SME Investment & Financing Magazine” to attract new clients.

2.	During the next 180 days, we will focus on maintaining the rapid growth of Yi An business, as well as improving earnings.

We will expand our business cooperating partners to other trade associations, such as Guarantee & Mortgage Industry Associations, Finance Associations, Private Industry Associations, Financial Institutions, and Local government offices in many regions.

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

Results of Operation for the Three Months Ended March 31, 2011 and 2010

The following table presents certain consolidated statement of operations information for the three months ended March 31, 2011 and 2010. The discussion following the table is based on these results.

	2011	2010

Consultancy fees earned - from a related company, net	$711,330	$-
Consultancy fees earned, net	6,390,524	-
Total Revenue, net	7,101,854	-

Operating Expenses
Payroll expenses	161,886	27,696
Rent and utilities	77,388	5,100
General and administrative	338,938	22,623
Legal and professional fees	138,875	35,689
Total Operating Expenses	717,087	91,108

Operating Income (Loss)	6,384,767	(91,108)

Other Income
Interest income entrusted bank loan receivable	582,940	-
Interest income	3,213	-
Total Other Income	586,153	-

Income (Loss) from Continuing Operations before Income Taxes and Discontinued Operations	6,970,920	(91,108)

Provision for Income Taxes	(1,746,197)	(1,588)

Income (Loss) from Continuing Operations	5,224,723	(92,696)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(2,156)	(15,386)
Loss from Discontinued Operations	(2,156)	(15,386)

Net Income (Loss)	5,222,567	(108,082)

Less: Income attributable to noncontrolling interests	1,294,080	-

Net Income (Loss) attributable to stockholders	3,928,487	(108,082)

Amounts attributable to Stockholders
Income from continuing operations	3,930,643	(92,696)
Discontinued operations, net of taxes	(2,156)	(15,386)
Net income (loss)	3,928,487	(108,082)

Other Comprehensive Income
Total foreign currency translation gain	111,068	-
Less: foreign currency translation gain attributable to noncontrolling interests	(27,356)	-
Foreign currency translation gain attributable to stockholders	83,712	-

Comprehensive Income (Loss)	$4,012,199	$(108,082)

Revenue: We generated $7,101,854 in revenue for the three months ended March 31, 2011, representing an increase of $7,101,854 compared to revenue of $0 during the same period in 2010. The increase in revenue was mainly attributable to the revenue generated by our newly acquired subsidiary, Yi An.  For the three months ended March 31, 2011, 90.0% of our revenue was generated from consulting services we provided in the areas of business financial consulting, financial advisory, management consulting, and business information consulting to private financial institutions and small-and-medium-sized enterprises in Beijing and major cities in Guangdong Province. The remaining 10% was generated as a result of consulting services we provided to China Royal Pawn for client development and risk management. We generated $0 revenue for the same period in 2010 due to the discontinuation of our telecom business..

Payroll expenses: Payroll expenses were $161,886 for the three months ended March 31, 2011 and $27,696 for the same period in 2010, representing an increase of $134,190 or 485%.  The increase was primarily due to the additional personnel we acquired with the acquisition of Yi An.

Rent and utilities: The rent and utilities were $77,388 for the three months ended March 31, 2011, compared to $5,100 in the same period in 2010, representing an increase of $72,288 or approximately 1,417%. Our expenses for rent and utilities increased because we increased the office space that we rent in order to meet our growing needs.

General and Administrative Expenses: General and administrative expenses include sales, taxes, start-up expenses, depreciation, advertising, travel and entertainment expenses.  Our general and administrative expenses were $338,938 for the three months ended March 31, 2011, compared to $22,623 for the same period in 2010, representing an increase of $316,315 or 1,398%.  The increase was primarily due to the expansion of scale and scope of our business after the acquisition of Yi An.  Specifically, we incurred additional costs related to advertising equal to $ 99,145.

Legal and professional fees: The legal and professional fees were $138,875 for the three months ended March 31, 2011 and $35,689 for the same period in 2010, representing an increase of $103,186 or 289%. The increase was primarily attributable to our need for additional legal, accounting and other professional services as a result of our acquisition of Yi An.

Liquidity and Capital Resources

As of March 31, 2011, the Company’s current assets were $30,383,558 and current liabilities were $5,283,579. Cash and cash equivalents totaled $5,698,459 as of March 31, 2011 and the Company’s shareholders’ equity at March 31, 2011 was $20,741,335. The Company had cash provided by operating activities from continuing operations for the three months ended March 31, 2011 of $3,266,608 and cash used in operating activities from continuing operations equal to $165,741 for the same three month period in 2010, respectively. The Company had net cash used in investing activities in continuing operations of $2,762,318 and $-0- for the three months ended March 31, 2011 and 2010, respectively. The Company had net cash provided by financing activities in continuing operations of $1,300,000 and $2,018,578 for the three months ended March 31, 2011 and 2010, respectively. The Company had net cash used in discontinued operations of $231 and $19,777 for the three months end March 31, 2011 and 2010, respectively.

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

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this quarterly report.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the FASB, or other standards-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of March 31, 2011, the above legal proceeding was not settled. However, the Company has verbally agreed to pay Dongguan the full amount of its claim equal to $2,539,595 and is awaiting the preparation of the Stipulation of Discontinuance to be prepared by Dongguan’s attorney.

Item 1A.        Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2011, the Company issued a total of 541,667 shares of common stock to Foshan Royal Investment, Ltd. in exchange for $1,300,000 pursuant to a Stock Purchase Agreement and its amendment in reliance upon the exemption provided by Section 4(2) of the Securities Act.

These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of the securities by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered.  The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Purchaser had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.”

Item 3.           Defaults Upon Senior Securities.

None

Item 4.           (Removed and Reserved.)

Item 5.           Other Information.

None

Item 6.            Exhibits.

(a)                   Exhibits

                        31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                        31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                        32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

                        32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APEXTALK HOLDINGS, INC.
Registrant

Date: May 16, 2011	By: /s/ Hui Liu
Hui Liu
Chief Executive Officer

Date: May 16, 2011	By: /s/ Shan Liu
Shan Liu Chief Financial and Accounting Officer