Form 10-Q
period 2011-06-30
BLUE BRIDGE CAPITAL, INC.
filed 2011-08-15
CIK 1429684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

BLUE BRIDGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-153838	26-1402471
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

637 Howard Street
San Francisco, CA 94105
 (Address of principal executive offices)
 _______________

1-888-494-2330
 (Registrant’s telephone number, including area code)
_______________

Apextalk Holdings, Inc.
_______________

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
Yes ☒ No ☐

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of August 15, 2011, there were 3,911,951 shares of common stock were issued and outstanding.

BLUE BRIDGE CAPITAL, INC.
FORM 10-Q

June 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (UNAUDITED)	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$11,842,898	$3,870,882
Accounts receivable from a related company	991,101	706,361
Accounts receivable from third parties	633,558	693,021
Other receivables, net	377,926	52,050
Prepaid expenses	58,455	1,442
Deposits paid for acquiring property and equipment	309,430	-
Note receivable from a related company	-	1,851,009
Entrusted bank loans receivable – current portion	5,105,592	5,006,827
Entrusted bank loans receivable from a related party – current portion	15,780,925	13,654,984
Short-term advance to a related company	3,867,873	-
Current assets of discontinued operations	1,469	1,718
Total Current Assets	36,339,074	25,838,294
Property and equipment, net	704,473	406,301
Patent, net	8,969	8,969
Entrusted bank loans receivable, net of current portion	2,630,153	-
Noncurrent assets of discontinued operations	15,674	19,521
Total Assets	$39,698,343	$26,273,085

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$13,561	$36,793
Accrued expenses from other payables	96,660	135,395
Advance from customers	2,011,140	1,094,365
Short term note payable	2,577,551	2,527,689
Income tax payable	1,418,837	2,253,071
Other taxes payable	270,258	-
Current liabilities of discontinued operations	50,838	50,838
Total Current Liabilities	6,438,845	6,098,151

Total Liabilities	6,438,845	6,098,151

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, authorized 20,000,000 shares, par value $0.001, 3,911,951 shares and 3,370,284 shares issued and outstanding on June 30, 2011 and December 31, 2010, respectively	3,912	3,370
Additional paid-in-capital	11,800,807	8,467,246
Accumulated earnings	14,954,764	4,484,588
Accumulated other comprehensive income	911,715	356,162
Total Stockholders' Equity	27,671,198	13,311,366
Noncontrolling interests	5,588,300	6,863,568
Total Equity	33,259,498	20,174,934

Total Liabilities and Equity	$39,698,343	$26,273,085

See accompanying notes to unaudited condensed consolidated financial statements

BLUE BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Consultancy fees earned - from a related company, net	$470,951	$327,725	$1,182,281	$327,725
Consultancy fees earned, net	9,377,704	15,928	15,768,228	15,928
Total Revenue, net	9,848,655	343,653	16,950,509	343,653

Operating Expenses
Payroll expenses	172,851	48,898	334,737	76,594
Rent and utilities	78,401	15,960	155,789	21,060
General and administrative	448,640	51,083	787,578	73,706
Legal and professional fees	108,912	94,692	247,787	130,381
Total Operating Expenses	808,804	210,633	1,525,891	301,741

Operating Income	9,039,851	133,020	15,424,618	41,912

Other Income
Gain on bargain purchase of Yi An	-	306,005	-	306,005
Interest income from entrusted bank loans receivable	649,939	-	1,232,879	-
Interest income	11,159	180	14,372	180
Total Other Income	661,098	306,185	1,247,251	306,185

Income from Continuing Operations before Income Taxes and Discontinued Operations	9,700,949	439,205	16,671,869	348,097

Provision for Income Taxes	(2,417,856)	(53,339)	(4,164,053)	(54,927)

Net Income from Continuing Operations	7,283,093	385,866	12,507,816	293,170

Discontinued Operations, Net of Taxes
(Loss) from discontinued operations, net of taxes	(1,941)	(8,226)	(4,097)	(23,612)
(Loss) from Discontinued Operations	(1,941)	(8,226)	(4,097)	(23,612)

Net Income	7,281,152	377,640	12,503,719	269,558

Less: Income attributable to noncontrolling interests	739,463	110,068	2,033,543	110,068

Net Income attributable to Stockholders	6,541,689	267,572	10,470,176	159,490

Amounts attributable to Stockholders
Income from continuing operations	6,543,630	275,798	10,474,273	183,102
(Loss) from discontinued operations, net of taxes	(1,941)	(8,226)	(4,097)	(23,612)
Net income	6,541,689	267,572	10,470,176	159,490

Other Comprehensive Income
Total foreign currency translation gain	431,277	36,709	542,345	36,709
Less: foreign currency translation gain attributable to noncontrolling interests	43,103	17,987	70,459	17,987
Foreign currency translation gain attributable to stockholders	388,174	18,722	471,886	18,722

Comprehensive Income	$6,929,863	$286,294	$10,942,062	$178,212

Basic and Diluted Net Income per Share attributable to Stockholders
Income from continuing operations	$1.67	$0.17	$2.80	$0.14
(Loss) from discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Net income per share	$1.67	$0.16	$2.80	$0.12

Weighted average number of common shares outstanding
during the period - Basic and Diluted	3,911,951	1,653,617	3,747,356	1,306,277

See accompanying notes to unaudited condensed consolidated financial statements

BLUE BRIDGE CAPITAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$12,503,719	$269,558
Less: (loss) from discontinued operations, net of tax	(4,097)	(23,612)
Net income from continuing operations	12,507,816	293,170
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Gain on bargain purchase of Yi An	-	(306,005)
Depreciation and amortization	73,261	7,477
In kind contribution of services	-	18,300
Change in operating assets and liabilities net of effects from purchase of subsidiary Yi An:
(Increase) in accounts receivable from related parties	(267,729)	-
Decrease in accounts receivable from third parties	72,303	-
(Increase) in other receivables	(321,156)	(41,172)
(Increase) in prepaid expenses	(56,361)	-
(Increase) in other assets	-	(60,000)
Increase in accounts payable	37,289	33,609
Increase (Decrease) in accrued expenses	(100,975)	54,830
Increase in advanced from customers	885,013	-
Increase (Decrease) in income tax payable	(868,692)	50,087
Increase in other taxes payable	267,187	9,769
Net cash provided by operating activities from continuing operations	12,227,956	60,065
Net cash (used in) operating activities from discontinued operations	(250)	(25,411)
Net cash provided by operating activities	12,227,706	34,654

Cash flows from investing activities
Payment for purchase of interest in Yi An, net of cash acquired	(1,261,500)	(3,782,192)
Purchase of equipment	(360,315)	(94,508)
(Increase) in deposits paid for acquiring property and equipment	(305,913)	-
Decrease in notes receivable from a related company	1,866,071	4,687,635
(Increase) in short term advance to a related company	(3,823,916)	-
(Increase) in note receivable	-	(4,797,576)
(Increase) in entrusted bank loans receivable from a related company	(1,835,480)	-
Net cash (used in) investing activities from continuing operations	(5,721,053)	(3,986,641)
Net cash (used in) investing activities from discontinued operations	-	-
Net cash (used in) investing activities	(5,721,053)	(3,986,641)

Cash flows from financing activities
Proceeds from issuance of common stock	1,300,000	4,250,000
Payments to note payable	-	(22,264)
Proceeds from stockholders' loan	-	18,578
Net cash provided by financing activities from continuing operations	1,300,000	4,246,314
Net cash provided by financing activities from discontinued operations	-	100
Net cash provided by financing activities	1,300,000	4,246,414

Effect of exchange rates on cash	165,114	862

Net increase in cash	7,971,767	295,289

Cash and cash equivalents from continuing operations at beginning of period	3,870,882	-
Cash and cash equivalents from discontinued operations at beginning of period	1,718	21,710
Cash and cash equivalents at end of period	11,844,366	316,999
Less cash and cash equivalents from discontinued operations at end of period	1,469	14,169
Cash and cash equivalents from continuing operations at end of period	$11,842,898	$302,830

Cash paid during the period for:
Income taxes	$4,754,176	$10,470

See accompanying notes to unaudited condensed consolidated financial statements

BLUE BRIDGE CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1.        SUMMARY OF ORGANIZATION

Apextalk, Inc. was incorporated on November 7, 2007 under the laws of the state of Delaware.  On November 12, 2007, Apextalk, Inc. changed its name to Apextalk Holdings, Inc..  On June 1, 2011, Apextalk Holdings, Inc. changed its name to Blue Bridge Capital, Inc. (“BBC”). The company, located in San Francisco, California, is a holding company whose subsidiaries provide various telecom services (through September 1, 2010, see Note 5) and financial consulting services.

Apextalk Inc. (“API”) was incorporated on June 8, 2004 under the laws of the state of California.  The company has integrated VoIP and wireless technology to develop various market driven applications. BBC completed the acquisition of API on November 16, 2007 where BBC purchased all of the outstanding shares of API.

Guangdong Yi An Investment Consulting Company Limited (“Yi An”) was incorporated in the People’s Republic of China (“PRC” or “China”) on September 7, 2009 as a limited liability company. Yi An engaged in financial consulting, financial advisory, management consulting, and business information consulting in the PRC. On February 1, 2010, Yi An established a 51% held subsidiary named Guangzhou Hua Ying Venture Capital Co., Ltd. (“Hua Ying”) which engaged in financial advisory services in the PRC as a limited liability company. Yi An and its majority owned subsidiary Hua Ying are hereafter referred to as (“Yi An”).  On June 1, 2010, BBC completed the purchase of 51% ownership of Yi An with the last cash payment made on June 7, 2010. On October 25, 2010, BBC completed the purchase of additional 24.37% ownership of Yi An. On March 25, 2011, BBC completed the purchase of additional 14.63% ownership of Yi An. As a result, BBC currently owns 90% of the issued and outstanding common stock of Yi An.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related notes of the Company for the three and six months ended June 30, 2011 and 2010, and as of June 30, 2011, are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with accounting principles generally accepted in the United State (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnote required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2010  on Form 10-K that was filed on March 30, 2011. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three and six months ended June 30, 2011 and 2010, the results of cash flows of the Company for the six months ended June 30, 2011 and 2010,  and the financial position of the Company as of June 30, 2011. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

Consolidation

The accompanying condensed consolidated financial statements include the parent company and its wholly owned subsidiary of API  from January 1, 2010 to June 30, 2011 and majority owned subsidiary of Yi An from June 1, 2010 to June 30, 2011.  The Company discontinued its telecom operations, API, on September 1, 2010. However, BBC still wholly owns API as of June 30, 2011, thus, the financial condition and results of operations of API was included in the condensed consolidated financial statements during the respective periods.  All of the material inter-company transactions have been eliminated. The noncontrolling interests represent the noncontrolling shareholders’ 10.00% ownership interest of Yi An. The portion of the income applicable to noncontrolling interests in subsidiary undertaking is reflected in the condensed consolidated statements of operations.

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

Concentrations and Risks

Substantially Yi An’s assets are located in the PRC and substantially Yi An’s revenues were derived from customers located in the PRC.  In addition, financial instruments that potentially subject Yi An to significant concentrations of credit risk consist primarily of cash, accounts receivable and short term notes receivable.  As of June 30, 2011, Yi An maintained cash balances at financial institutions in the PRC. These cash balances may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limited applicable to financial institutions located in the United States. However, none of Yi An’s cash has been or is currently insured by the FDIC or a similar government sponsored institution. Yi An has not experienced any losses in such accounts and believes it is not exposed to any significant risks related to its cash. Moreover, Yi An monitors the credit ratings of these financial institutions in order to mitigate the company’s credit risk. Further, Yi An mitigates credit risk through procedures that include determination of credit limits, credit approvals, and related monitoring procedures to ensure delinquent receivables are collected.

Yi An’s operations are carried out in China. Accordingly, Yi An’s business, financial condition and results of operations, respectively, may be influenced significantly by the political, economic and legal environments in China as well as by the general state of the economy in China. Yi An’s operations in China are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Yi An’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents. The cash of $11,817,473 is uninsured by FDIC as it is held in the bank accounts in China.

Accounts Receivable and Allowance for Doubtful Accounts

---Financial Consultancy services

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of customer credit history, overall trends in collections and write-offs, and expected exposures based on facts and prior experience. As of June 30, 2011, the Company has recorded $-0- amount allowance for doubtful accounts.

---Value- added Telecom Service

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the six-month-term. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of June 30, 2011, the Company has recorded an allowance for doubtful accounts in the amounts of $-0-.

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

Advertising expenses

The Company expenses advertising costs as incurred. Advertising expenses were $225,470 and $-0- for the six months ended June 30, 2011 and 2010, respectively.

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

The financial statements are translated into U.S. Dollars (“USD”) using the closing rate method.  The balance sheet items are translated into USD using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period.  All exchange differences are recorded within equity.

The exchange rates used to translate amounts in RMB from Yi An into USD for the purposes of preparing the financial statements were as follows:

June 30, 2011
Balance sheet items, except for share capital, additional paid-in capital and retained earnings as of period ended	RMB1=USD0.15471
Amounts included in the statements of operations and cash flows for the period	RMB1=USD0.15296

The translation gain recorded for the six months ended June 30, 2011 was $471,886.

No presentation is made that RMB amounts have been, or would be, converted into USD at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into USD at that rate or any other rate.

The value of RMB against USD and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of USD reporting.

Other Comprehensive Income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported as other comprehensive income in the statements of operations and comprehensive income and stockholders’ equity.

Earnings (Loss) per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260, Earnings Per Share.  As of June 30, 2011 and 2010, there were no diluted shares outstanding.

Business Segments

The Company operates in two segments and segments information is presented in Note 6.

Reclassification

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.  These reclassifications had no effect on the Company's condensed consolidated net income (loss) or stockholders' equity (deficiency).

Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the FASB, or other standards-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3.        ACQUISITION

On December 16, 2009, BBC entered into a share transfer agreement (the “Share Transfer Agreement”) with the common stock shareholders of Guangdong Yi An Investment Consulting Co., Ltd (“Yi An”). Pursuant to the Share Transfer Agreement, BBC will acquire 51% of the issued and outstanding common stock of Yi An for an aggregate of RMB 25,500,000 (or approximate $4,000,000). The Share Transfer Agreement was approved by the Chinese government on March 9, 2010.  With the unanimous written consent of the board of directors of the Company, on June 7, 2010 the Yi An Shareholders received an aggregate of $3,951,595.  In exchange, the Company acquired 51% of the issued and outstanding common stock of Yi An (the “Closing”).  As a result of the Closing, both parties agreed that Yi An became a subsidiary of the Company from June 7, 2010, and this transactions was accounted for as a business combination.

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

Fair Value
Fixed assets	$271,368
Deposits paid for acquiring P&E	2,481
Accounts receivables	900,242
Other receivables	39,591
Note receivable	11,889,190
Cash in bank	169,403
Other payables	(805)
Note payable	(2,460,965)
Accrued professional fees	(2,001)
Accrued expenses	(7,205)
Income taxes payable	(82,781)
Other taxes payable	(9,903)
Non-controlling interest in Hua Ying	(2,360,379)
Non-controlling interest in Yi An	(4,090,636)
Cash BBC paid for 51% interest in Yi An	(3,951,595)
Gain on bargain purchase of 51% interest in Yi An	$(306,005)

This business combination did have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures are presented below. The following information is under the assumption that BBC purchased 51% of Yi An interest on Yi An’s inception date as of September 7, 2009 at book value.

Pro forma Blue Bridge Capital, Inc. condensed consolidated statements of operations and other comprehensive income
Six months
ended
June 30, 2010
Total revenues	$1,363,871
Cost of service	13,884
Gross profit	1,349,987
Total operating expenses	498,881
Income from operations	851,106
Total other income	1,870
Income from operations before taxes	852,976
Income tax expense	260,433
Net Income	592,543
Less: net profit attributable to noncontrolling interests	427,591
Net Income attributable to BBC’s Stockholders	164,952
Foreign currency translation gain attributable to BBC	18,144
Comprehensive Income	$183,096

NOTE 4.        SHARE TRANSFER AGREEMENT DATED JUNE 18, 2010

On June 18, 2010, BBC entered into another share transfer agreement with the shareholder (“Yi An noncontrolling interest shareholder”) who owned 49% of the issued and outstanding common shares of Yi An. Pursuant to this share transfer agreement, the Yi An noncontrolling interest shareholder will transfer 39% of Yi An’s issued and outstanding common shares to BBC at an aggregate purchase price of RMB 21,642,616, which shall be paid in full within 720 days following June 18, 2010.

On October 25, 2010, BBC completed a partial closing of the stock transfer agreement dated June 18, 2010 by paying the Yi An noncontrolling interest shareholder $2,000,000 for 24.37% of Yi An’s issued and outstanding common shares.

On March 25, 2011, BBC completed the remaining closing of the stock transfer agreement dated June 18, 2010 by paying the Yi An noncontrolling interest shareholder $1,261,500 for 14.63% of Yi An’s issued and outstanding common shares. As a result, BBC owns 90% of the issued and outstanding common stock of Yi An. Changes in a parent’s ownership interest in which the parent retains its controlling financial interest in its subsidiary is accounted for as an equity transaction. The carrying amount of the noncontrolling interest was adjusted to reflect the change in BBC’s interest in Yi An. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest was adjusted were recognized in BBC’s stockholders’ equity. As a result of the above transaction on purchasing 14.63% of Yi An common shares, BBC’s paid-in capital and accumulated other comprehensive income were increased by $2,117,770 during the six months ended June 30, 2011

NOTE 5.        DISCONTINUED THE OPERATIONS OF APEXTALK INC.

On November 19, 2010, API entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Inno Global Inc. (“Innoglo”), a California company, The Purchase Agreement was effective September 1, 2010 and provided for the transfer of cash equal to $2,753 and gross accounts receivable equal to $ 2,244 net of an allowance for doubtful accounts equal to $395 by API to Innoglo in exchange for the assumption of certain API liabilities by Innoglo. Specifically, Innoglo assumed deferred revenue from API equal to $4,602. The net assets transferred from API to Innoglo were equal to the net liabilities assumed by Innoglo from API. As such, no gain or loss is recognized on the transaction.  Pursuant to the closing of the Purchase Agreement, BBC transferred API’s telecom customers to Innoglo and discontinued its telecom business operations.

The following table summarized the assets and liabilities of the discontinued operations, excluding intercompany balances eliminated in consolidated, at June 30, 2011 and December 31, 2010, respectively:

	6/30/2011 (Unaudited)	12/31/2010
Assets in discontinued operations
Current assets:
Cash and cash equivalents	$1,469	$1,718
Accounts receivable, net of allowance	-	-
Total current assets	1,469	1,718

Non-current assets:
Property, plant and equipment, net	15,674	19,521

Total assets in discontinued operations	$17,143	$21,239

Liabilities in discontinued operations
Accounts payable	$10,419	$10,419
Accrued expenses	40,419	40,419

Total liabilities in discontinued operations	$50,838	$50,838

Financial data for the discontinued operations of API for the three and six months ended June 30, 2011 and 2010  are as follows:

	Three Months Ended		Six Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010

Revenue	$-	$5,668	$-	$9,398
Cost of revenue	-	(6,779)	-	13,884
Gross (loss)	-	(1,111)	-	(4,486)
Net (loss)	(1,941)	(8,226)	(4,097)	(23,612)
Net (loss) attributable to the Company	$(1,941)	$(8,226)	$(4,097)	$(23,612)

Per share information attributable to the Company
Basic and diluted net (loss) per common shares	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Average common shares outstanding - basic and diluted	3,911,951	1,653,617	3,747,356	1,306,277

NOTE 6.        SEGMENT INFORMATION

Upon the closing of the first acquisition of Yi An, both BBC and Yi An agreed that Yi An would be a subsidiary of BBC as of June 7, 2010.  Therefore, we were involved in two segments of business: investment consulting services in the PRC and value-added telecom service in the U.S.. However, upon the discontinuing operation of API on September 1, 2010, the financial data for the discontinued operations of API for the three and six months ended June 30, 2011 and 2010 is presented in Note 5, and the Company has consulting services segment as its only continuing operation. As the result, no table related to the three and six months ended June 30, 2011 and 2010 segment information is present.

NOTE 7.        SHORT-TERM ADVANCE TO A RELATED COMPANY

As of June 30, 2011, the Company has a short-term advance of $3,867,873 to Guangzhou China Royal Pawn Co. Ltd. (“China Royal Pawn” see Note 16). Advance to the related company is unsecured, interest free and repayable on demand. The advance was repaid in early July 2011.

NOTE 8.        NOTES RECEIVABLE FROM RELATED COMPANY

As of December 31, 2010, the Company has a loan of $1,851,009 to China Royal Pawn. Loan to the related company is unsecured, interest free and repayable on demand. The loan was repaid in January 2011.

NOTE 9.        ENTRUSTED BANK LOANS RECEIVABLE

As of June 30, 2011 and December 31, 2010, Yi An entered into several entrusted loan arrangements with certain bankers in the aggregate amount of $15,780,924and $13,654,984, respectively, in which Yi An acts as the entrusting party, the bankers act as the lender and a related company, acts as the borrower (the “Entrusted bank loans receivable from a related party”).

As of June 30, 2011 and December 31, 2010, Hua Ying entered into entrusted loan arrangements in aggregate amount of $5,105,592 and $5,006,827, respectively with banks, in which Hua Ying acts as the entrusting party, the banks act as the lender and two third parties, act as the borrowers (the “Entrusted bank loans receivable”).

Entrusted bank loans receivable at June 30, 2011 and December 31, 2010 were as follows:

	Jun 30, 2011	Dec 31, 2010

Entrusted bank loan receivable from a related party, annual interest rate 8.4% - 22.8%, due from October 2011 through May 2012	$15,780,925	$13,654,984
Entrusted bank loan receivable from a third party, annual interest rate 6% - 11.12%, due from December 2011 through June 2013	5,105,592	2,427,552
Entrusted bank loan receivable from a third party, annual interest rate 6%, due December 2011	-	2,579,275
	20,886,517	18,661,811
Less: Current portion	18,256,364	18,661,811
Long-term portion	2,630,153	-

The interest income arising from the Entrusted bank loans receivable from a related party for the three months ended June 30, 2011 and 2010 was $573,000 and $Nil, respectively, while for the six months ended June, 30, 2011 and 2010 amounted to $1,085,717 and $Nil, respectively.

The interest income arising from the Entrusted bank loans receivable from third parties for the three months ended June 30, 2011 and 2010 was $76,939 and $Nil, respectively, while for the six months ended June 30, 2011 and 2010 amounted to $147,162 and $Nil, respectively.

NOTE 10.        PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010 property and equipment were as follows:

	June 30, 2011 (Unaudited)	December 31, 2010

Computer and Office Equipment	$67,248	$57,138
Motor Vehicles	698,891	338,085
Leasehold Improvement	81,222	80,705
Less accumulated depreciation	(142,888)	(69,627)
	$704,473	$406,301

Depreciation expense for the three months ended June 30, 2011 and 2010 was $42,103 and $7,445, respectively, while for the six months ended June, 30, 2011 and 2010 amounted to $73,261 and $7,477, respectively.

NOTE 11.      SHORT TERM NOTE PAYABLE

As of June 30, 2011 and December 31, 2010, the Company has cash advanced from a third party of $2,577,551 and $2,527,689, which is unsecured, interest free and repayable on demand.

NOTE 12.      INCOME TAXES

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

NOTE 13.       COMMITMENTS

Operating Lease Commitments

Yi An leased office spaces from third parties under an operating lease which expire at various dates from January 2010 through June 30, 2014 at various monthly rent and management fee totaling from $612 to $13,625.

BBC leased office space from a company that owned by the chairman of the Company under an operating lease which expires on December 31, 2011 at a monthly rental rate of $2,500.

Marketing fees Commitments

The Company participates in a long-term marketing contractual arrangement with a third party. The future payments related to this contractual arrangement at a monthly rate $15,471 and expires on September 30, 2013.

As at June 30, 2011, the Company had an outstanding commitment with respect to the above operating leases and marketing fees, which are due as follows:

Year ending December 31	Amount
2011	$305,943
2012	480,963
2013	402,758
2014	202,011
2015	128,745
Total	$1,520,420

NOTE 14.      STOCKHOLDERS’ EQUITY

On February 24, 2011, the Company issued 541,667 shares common stock to Foshan Royal Investment Ltd., a New Jersey company, at a purchase price of $2.40 per share, for $1,300,000 in cash.

NOTE 15.      STATUTORY RESERVES

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

NOTE 16.      RELATED PARTY TRANSACTIONS

---Value- added Telecom Service

The current U.S. office space is sub-leased from a company that is owned by the chairman of BBC during 2011 and 2010. The rent expense for the three months ended June 30, 2011 and 2010 is $6,500 and $6,000, respectively, while for the six months ended June, 30, 2011 and 2010 amounted to $12,500 and $12,000, respectively.

During the three and six months ended June 30, 2011, the Company paid consultancy fees of $20,000 and $25,000, respectively to a company that is owned by the chairman of the Company.

During the three and six months ended June 30, 2010, API accrued compensation for key management personnel for the administrative and managerial services rendered to the company.  The total compensation accrued for the three and six months ended June 30, 2010 is $1,125 and $2,250, respectively.

In addition on the compensation for key management personal accrued by API as stated above, for the three and six months ended June 30, 2010, key management personnel contributed administrative and managerial services to BBC with a fair value of $10,400 and $18,300, respectively.

---Financial Consultancy services

On July 1, 2010, Yi An entered into a two-year strategic alliance agreement with China Royal Pawn, a related company. A director of both BBC and Yi An is also one of the five directors of China Royal Pawn. This director owns shares in BBC, but no shares in Yi An. According to the agreement, Yi An would receive 40% on the fee charged by the related company as referral commission and consultancy fee for risk control services provided regarding the referred clients.

During the three and six months period ended June 30, 2011, Yi An received net consultancy fees of $470,951 and $1,182,281, respectively from the related company, China Royal Pawn.  Total accounts receivable of $991,101 and $706,361 from this related company is recorded as of June 30, 2011 and December 31, 2010, respectively.

During the three and six month ended June 30, 2010, Yi An received consultancy fees of $327,725 from China Royal Pawn.

As of June 30, 2011, the Company has a short-term advance of $3,867,873 to China Royal Pawn. Advance to the related company is unsecured, interest free and repayable on demand. The advance was repaid in early July 2011.

As of June 30, 2011 and December 31, 2010, Yi An entered into several entrusted loan arrangements with certain bankers in the aggregate amount of $15,780,924 and $13,654,984, respectively, in which Yi An acts as the entrusting party, the bankers act as the lender and a related company, acts as the borrower (the “Entrusted bank loans receivable from a related party”). As of June 30, 2011, a Entrusted bank loan receivable from a related party of $3,094,298 bears interest at 20% per annum and the remaining Entrusted bank loans receivable from a related party of $12,686,626 bear interest at 22.8% per annum. As of December 31, 2010, Entrusted bank loans receivable from a related party of $6,068,882 bear interest at 8.4% per annum and the remaining Entrusted bank loans receivable from a related party of $7,586,102 bear interest at 20% per annum. All Entrusted bank loans receivable will be wholly repayable within twelve months from the correspondent dates of the arrangements entered into. The interest income arising from the Entrusted bank loans receivable from a related party for the three months ended June 30, 2011 and 2010 was $573,000 and $Nil, respectively, while for the six months ended June, 30, 2011 and 2010 amounted to $1,085,717 and $Nil, respectively.

NOTE 17.       CONCENTRATIONS

As of June 30, 2011, 99% of Company’s net assets are located in the PRC.

NOTE  18.     LEGAL PROCEEDINGS

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

On June 7, 2011, Dongguan filed a Stipulation of Discontinuance (the “Stipulation”) for the settlement of the above action filed against the Company. The Stipulation provides for the withdrawal of the action with prejudice and without interest, costs, or disbursements to any party.

Other than as described above, there are no material legal proceedings to which the Company is a party, or to which any of the Company’s property is subject, that the Company expect to have a material adverse effect on our financial condition.

NOTE 19.     STOCK PURCHASE AGREEMENT DATED NOVEMBER 17, 2009

On December 14, 2009, BBC assisted its then existing shareholders (the “Apextalk Shareholders”)  to close  a portion of a stock purchase agreement (the “Agreement”) with  API, Global Apex Holdings, Inc. (“GAH”), a Delaware corporation whose shareholders were identical to the original Apextalk Shareholders, Global Apex, Inc. (“GAI”), a California corporation and a wholly owned subsidiary of Global Apex Holdings and five individual purchasers set forth in the Agreement (the “Purchasers”).

Pursuant to the Agreement, the Apextalk Shareholders agreed to transfer to the Purchasers an aggregate of 413,736 shares of BBC’s common stock (the “Purchased Shares”), representing 90% of the BBC’s issued and outstanding common stock, at an aggregated purchase price of $300,000 (the “Purchase Price”). After the final closing of the Stock Purchase, the Purchasers aggregately hold 90% of the BBC’s issued and outstanding common stock as of Decemb31, 2009.

Subject to the terms and condition of the Agreement, BBC will transfer 70% of its equity interest in API to GAI, and BBC will retain the remaining 30% equity interest in API. As of August 10, 2011, the transfer has not completed due to the complications arise from operations and of net assets transfer. BBC is planning to complete this transfer by the end of September 2011.

As additional consideration, BBC agreed to grant GAH the right to receive a cash payment in the amount of $30,000 for each $1,000,000 invested into the Company of up to $4,000,000 in the aggregate from outside investors. During 2010, GAH received $120,000 in cash payments from the BBC related to the $4,000,000 common stocks issued to the outside investors during the year ended at December 31, 2010.

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

Apextalk Holdings, Inc., (hereinafter referred to as the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware on November 7, 2007.   On November 16, 2007 we entered into a share exchange agreement with Apextalk, Inc., a California based corporation, whereby Apextalk, Inc. became our wholly owned subsidiary.  On November 18, 2007, we issued 89,619 common shares (post reverse split) to TLMS International, Inc. and 44,810 common shares (post reverse split) to Spencer Luo for in exchange for an aggregate $111,038 investment in us.

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

On April 20, 2011, our Board of Directors unanimously agreed to change our name to Blue Bridge Capital, Inc. and a majority of the shareholders approved the name change. We filed a Definitive Information Statement on Schedule 14C with the SEC on May 9, 2011. We filed the amended articles of incorporation with the state of Delaware on May 30, 2011.

On August 1, 2011, our Board of Directors unanimously agreed to change our name to Sterling Bridge Capital, Inc. and a majority of the shareholders approved the name change. We filed a Preliminary Information Statement on Schedule 14C with the SEC on August 3, 2011 and  a Definitive Information Statement on Schedule 14C with the SEC on August 15, 2011. We will file the amended articles of incorporation with the state of Delaware during September 2011.

Business Overview

In response to the characteristics of the private sector economy and the local financial markets in China, Yi An established a proprietary database which can quickly collect and analyze the market data, clients’ credit and financial information, as well as the latest bank lending data. Together with our well-trained sales and consulting team, we offer world class financial consulting, financial advisory, management consulting, and business information consulting services in the PRC.

The Company plans to expand its business into other developed regions across the nation, in order to diversify our revenue source geographically and take advantage of the rapid growth of the economy in different regions.

The institutional client base of Yi An includes: small loan companies, pawn companies, guarantee companies, investment companies and commercial banks. Our basic strategies of developing business relationship with institutional clients are:

●	Focus on developing business relationship with influential financial institution clients in the region;

●	Give priority to institutions which has business models that focus on short term credit, such as small loan companies and pawn companies;

●	Gradually expand our business focus to guarantee companies, which have more long-term loyal customers and a flexible liquidity raising method;

●	Acquire more commercial bank clients in the future.

Since its establishment, Yi An focuses on building relationships with local trade associations, which have members that are influential in the area or are backed by the local governments.  Yi An has quickly obtained strong resource support and converted them into business benefits via cooperation with Guangdong SME Financing Promotion Association and the “SME Investment & Financing Magazine”. The Company steadily develops partnerships with guarantee and pawn associations, finance associations, private associations and departments of local governments.

Business Plan

Our company goal is to become a major full service provider of financing advisory services in China. Our strategy is to build a strong, well-known, and highly respected brand within the industry.

The following outlines our business plan for the next 12 months:

1.	The first 90 days, we will continue to focus on our financial advisory consulting service in Beijing and major cities in Guangdong Province in China.

Yi An is based in Guangzhou, and has vigorously expanded its business throughout the Pearl River Delta and Beijing area since it was founded.

Based on our year-to-date statistics, we expect Yi An’s consulting service to continue to grow rapidly throughout the year of 2011. To maintain the growing trend, we will continue our customer-relationship- building strategy by sending our sales managers to visit target Small-and-Medium Enterprises (SMEs) Associations in the major cities of China. We currently actively collaborate with trade associations such as Guangdong SME Financial & Listing Promotion Association, and trade magazines such as “SME Investment & Financing Magazine” to acquire new potential clients.

2.	During the next 180 days, we will focus on maintaining the rapid growth of Yi An business, as well as improving earnings.

We will expand our business cooperating partners to other trade associations, such as Guarantee & Mortgage Industry Associations, Finance Associations, Private Industry Associations, Financial Institutions, and Local government offices in many regions.

We are planning to open additional offices in Shanghai and other major cities located in China. Our new offices will provide the same business consulting services as our current four offices. We expect the opening of these additional offices will expand our business network to the local clients, as well as diversify our source of revenue geographically. Having clients located in different geographic areas helps to diversify and mitigate  the government policy risk, in which we would likely to face if we were concentrated in a single geographic area.

Results of Operation for the Six Months Ended June 30, 2011 and 2010

The following table presents certain consolidated statement of operations information for the six months ended June 30, 2011 and 2010. The discussion following the table is based on these results.

	For the Six Months Ended
	June 30,
	2011	2010

Consultancy fees earned - from a related company, net	$1,182,281	$327,725
Consultancy fees earned, net	15,768,228	15,928
Total Revenue, net	16,950,509	343,653

Operating Expenses
Payroll expenses	334,737	76,594
Rent and utilities	155,789	21,060
General and administrative	787,578	73,706
Legal and professional fees	247,787	130,381
Total Operating Expenses	1,525,891	301,741

Operating Income	15,424,618	41,912

Other Income
Gain on bargain purchase of Yi An	-	306,005
Interest income from entrusted bank loan receivable	1,232,879	-
Interest income	14,372	180
Total Other Income	1,247,251	306,185

Income from Continuing Operations before Income Taxes and Discontinued Operations	16,671,869	348,097

Provision for Income Taxes	(4,164,053)	(54,927)

Net Income from Continuing Operations	12,507,816	293,170

Discontinued Operations, Net of Taxes
(Loss) from discontinued operations, net of taxes	(4,097)	(23,612)
(Loss) from Discontinued Operations	(4,097)	(23,612)

Net Income	12,503,719	269,558

Less: Income attributable to noncontrolling interests	2,033,543	110,068

Net Income attributable to Stockholders	10,470,176	159,490

Amounts attributable to Stockholders
Income from continuing operations	10,474,273	183,102
(Loss) from discontinued operations, net of taxes	(4,097)	(23,612)
Net income	10,470,176	159,490

Other Comprehensive Income
Total foreign currency translation gain	542,345	36,709
Less: foreign currency translation gain attributable to noncontrolling interests	70,459	17,987
Foreign currency translation gain attributable to stockholders	471,886	18,722

Comprehensive Income	$10,942,062	$178,212

Revenue: We generated $16,950,509 in revenue for the six months ended June 30, 2011, representing an increase of $16,606,856 or 4,832%, compared to revenue of $343,653 during the same period in 2010. The increase in revenue was mainly attributable to the revenue generated by our newly-acquired subsidiary, Yi An.  For the six months ended June 30, 2011, 93% of our revenue was generated from consulting services we provided in the areas of business financial consulting, financial advisory, management consulting, and business information consulting to private financial institutions and small-and-medium-sized enterprises in Beijing and major cities in Guangdong Province. The remaining 7% was generated as a result of consulting services we provided to China Royal Pawn for client development and risk management.

Payroll expenses: Payroll expenses were $334,737 for the six months ended June 30, 2011 and $76,594 for the same period in 2010, representing an increase of $258,143 or 337%.  The increase was primarily due to the additional personnel we acquired during the acquisition of Yi An and the expansion of sales team in our offices.

Rent and utilities: The rent and utilities were $155,789 for the six months ended June 30, 2011, compared to $21,060 in the same period in 2010, representing an increase of $134,729 or approximately 640%. Our increased expenses for rent and utilities are due to increased office space that we rent to meet our growing needs.

General and Administrative Expenses: General and administrative expenses include sales, taxes, start-up expenses, depreciation, advertising, travel and entertainment expenses.  Our general and administrative expenses were $787,578 for the six months ended June 30, 2011, compared to $73,706 for the same period in 2010, representing an increase of $713,872 or 969%.  The increase was primarily due to the expansion of scale and scope of our business after the acquisition of Yi An.

Legal and professional fees: The legal and professional fees were $247,787 for the six months ended June 30, 2011 and $130,381 for the same period in 2010, representing an increase of $117,406 or 90%. The increase was primarily attributable to our need of additional legal, accounting and other professional services as a result of the acquisition of Yi An.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	For the Three Months Ended
	June 30,
	2011	2010

Consultancy fees earned - from a related company, net	$470,951	$327,725
Consultancy fees earned, net	9,377,704	15,928
Total Revenue, net	9,848,655	343,653

Operating Expenses
Payroll expenses	172,851	48,898
Rent and utilities	78,401	15,960
General and administrative	448,640	51,083
Legal and professional fees	108,912	94,692
Total Operating Expenses	808,804	210,633

Operating Income	9,039,851	133,020

Other Income
Gain on bargain purchase of Yi An	-	306,005
Interest income from entrusted bank loan receivable	649,939	-
Interest income	11,159	180
Total Other Income	661,098	306,185

Income from Continuing Operations before Income Taxes and Discontinued Operations	9,700,949	439,205

Provision for Income Taxes	(2,417,856)	(53,339)

Net Income from Continuing Operations	7,283,093	385,866

Discontinued Operations, Net of Taxes
(Loss) from discontinued operations, net of taxes	(1,941)	(8,226)
(Loss) from Discontinued Operations	(1,941)	(8,226)

Net Income	7,281,152	377,640

Less: Income attributable to noncontrolling interests	739,463	110,068

Net Income attributable to Stockholders	6,541,689	267,572

Amounts attributable to Stockholders
Income from continuing operations	6,543,630	275,798
(Loss) from discontinued operations, net of taxes	(1,941)	(8,226)
Net income	6,541,689	267,572

Other Comprehensive Income
Total foreign currency translation gain	431,277	36,709
Less: foreign currency translation gain attributable to noncontrolling interests	43,103	17,987
Foreign currency translation gain attributable to stockholders	388,174	18,722

Comprehensive Income	$6,929,863	$286,294

Revenue: We generated $9,848,655 in revenue for the three months ended June 30, 2011, representing an increase of $9,505,002 or 2,766% compared to revenue of $343,653 during the same period in 2010. The increase in revenue was mainly attributable to the revenue generated by our newly acquired subsidiary, Yi An.  For the three months ended June 30, 2011, 95% of our revenue was generated from consulting services we provided in the areas of business financial consulting, financial advisory, management consulting, and business information consulting to private financial institutions and small-and-medium-sized enterprises in Beijing and major cities in Guangdong Province. The remaining 5% was generated as a result of consulting services we provided to China Royal Pawn for client development and risk management.

Payroll expenses: Payroll expenses were $172,851 for the three months ended June 30, 2011 and $48,898 for the same period in 2010, representing an increase of $123,953 or 253%.  The increase was primarily due to the additional personnel we acquired after the acquisition of Yi An.

Rent and utilities: The rent and utilities were $78,401 for the three months ended June 30, 2011, compared to $15,960 in the same period in 2010, representing an increase of $62,441 or approximately 391%. Our expenses for rent and utilities increased because we increased the rental office space to meet our growing needs.

General and Administrative Expenses: General and administrative expenses include sales, taxes, start-up expenses, depreciation, advertising, travel and entertainment expenses.  Our general and administrative expenses were $448,640 for the three months ended June 30, 2011, compared to $51,083 for the same period in 2010, representing an increase of $397,557 or 778%.  The increase was primarily due to the expansion of scale and scope of our business after the acquisition of Yi An.

Legal and professional fees: The legal and professional fees were $108,912 for the three months ended June 30, 2011 and $94,692 for the same period in 2010, representing an increase of $14,220 or 15%. The increase was primarily attributable to our need of additional legal, accounting and other professional services as a result of our acquisition of Yi An.

Liquidity and Capital Resources

As of June 30, 2011, the Company’s current assets were $38,969,227 and current liabilities were $6,438,845. Cash and cash equivalents totaled $11,842,898 as of June 30, 2011 and the Company’s shareholders’ equity at June 30, 2011 was $27,671,198. The Company had cash provided by operating activities from continuing operations for the six months ended June 30, 2011 of $12,227,956 and cash used in operating activities from continuing operations equal to $60,065 for the same six month period in 2010, respectively. The Company had net cash used in investing activities in continuing operations of $5,721,053 and $3,986,641 for the six months ended June 30, 2011 and 2010, respectively. The Company had net cash provided by financing activities in continuing operations of $1,300,000 and $4,246,314 for the six months ended June 30, 2011 and 2010, respectively. The Company had net cash used in discontinued operations of $250 and $25,311 for the six months end June 30, 2011 and 2010, respectively.

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

Subsequent Event

On August 1, 2011, our Board of Directors approved a change of our name to “Sterling Bridge Capital, Inc.” Our majority stockholder also approved of the name change on August 1, 2011 by written consent. On August 3, 2011, we filed a Preliminary Information Statement with the SEC regarding the name change. On August 15, 2011, we filed a Definitive Information Statement with the SEC regarding the name change. We expect the name change to be effective in September 2011.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

a)   Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On June 7, 2011, the above legal proceeding was withdrawn by Dongguan with prejudice, and without interest, costs and disbursements to any party.

Item 1A.        Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

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

                        31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                        31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

                        32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

                        32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

        101  Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE BRIDGE CAPITAL, INC.
Registrant

Date: August 15, 2011	By: /s/ Hui Liu
Hui Liu
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 15, 2011	By: /s/ Shan Liu
Shan Liu Chief Financial Officer (Principal Financial Officer)